Form 10-Q
period 1998-05-02
WEINERS STORES INC
filed 1998-06-16
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671
                     -------

                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


             Delaware                                 76-0355003
             --------                                 ----------
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)                  Identification No.)

       6005 Westview Drive, Houston, TX                   77055
      ---------------------------------                   -----
    (Address of principal executive offices)           (zip code)

        Registrant's telephone number, including area code (713) 688-1331
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes __ No X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of June 15, 1998 there were 19,000,000 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                            QUARTER ENDED MAY 2, 1998

                                Table of Contents
                                                                        Page No.

PART 1.   FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Consolidated Statements of Operations                    3

                 Consolidated Balance Sheets                              4

                 Consolidated Statements of Cash Flows                    5

                 Notes to Financial Statements                            6-7

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8-10

         ITEM 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                              10

PART 2.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                        11

         ITEM 2. Changes in Securities and Use of Proceeds                11

         ITEM 3. Defaults Upon Senior Securities                          11

         ITEM 4. Submission of Matters to a Vote of Security Holders      11

         ITEM 5. Other Information                                        11

         ITEM 6. Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                12

INDEX OF EXHIBITS                                                         13

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Successor             Predecessor
                                                                    Company                Company
                                                               -------------------    -------------------
                                                                 Thirteen Weeks         Thirteen Weeks
                                                                     Ended                  Ended
                                                                  May 2, 1998           April 26, 1997
                                                               -------------------    -------------------


Net sales                                                            $ 61,579,000           $ 62,686,000

Cost of goods sold                                                     38,788,000             40,897,000
                                                               -------------------    -------------------

Gross margin                                                           22,791,000             21,789,000

Selling, administrative and other operating costs                      22,010,000             21,241,000

Reorganization expense                                                          -                750,000
                                                               -------------------    -------------------
Operating income (loss)                                                   781,000               (202,000)

Interest expense                                                         (177,000)               (11,000)

Interest income                                                                 -                126,000
                                                               -------------------    -------------------

Net income (loss)                                                       $ 604,000              $ (87,000)
                                                               ===================    ===================

Net income (loss) per common share                                         $ 0.03                $ (0.87)
                                                               ===================    ===================

Weighted average number of common shares
  outstanding                                                          19,000,000                100,000
                                                               ===================    ===================

The accompanying notes are an integral part of these financial statements.




                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                         May 2,           January 31,
                                                                          1998               1998
                      WEINER'S STORES, INC.                         ----------------  ------------------
                                                                       (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents                                             $ 4,657,000         $ 3,574,000
   Receivables                                                             2,521,000           1,592,000
   Merchandise inventories, net                                           54,885,000          49,881,000
   Prepaid expenses and other assets                                       3,845,000           3,138,000
                                                                     ----------------  ------------------

                Total current assets                                      65,908,000          58,185,000
                                                                     ----------------  ------------------
Property And Equipment:
   Land                                                                      258,000             258,000
   Building - distribution center and office facility                      1,996,000           1,967,000
   Furniture, fixtures and leasehold improvements                         17,785,000          16,262,000
                                                                     ----------------  ------------------

                Total                                                     20,039,000          18,487,000
     Less accumulated depreciation and amortization                       (2,653,000)         (1,674,000)
                                                                     ----------------  ------------------
                  Total property and equipment, net                       17,386,000          16,813,000
                                                                     ----------------  ------------------

Excess Reorganization Value, less accumulated amortization of
   $262,000 and $164,000, respectively                                     5,643,000           5,741,000
                                                                     ----------------  ------------------
                                                                         $88,937,000        $ 80,739,000
                                                                     ================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                $13,527,000         $ 9,303,000
   Accrued expenses and other current liabilities                          8,003,000           7,633,000
                                                                     ----------------  ------------------

                Total current liabilities                                 21,530,000          16,936,000
                                                                     ----------------  ------------------

Other Liabilities                                                            834,000             834,000
Long-Term Debt                                                             8,000,000           5,000,000
                                                                     ----------------  ------------------

Commitments and Contingencies                                                      -                   -

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued and outstanding                                190,000             190,000
   Additional paid-in capital                                             63,664,000          63,664,000
   Accumulated deficit                                                    (5,281,000)         (5,885,000)
                                                                     ----------------  ------------------
                  Total stockholders' equity                              58,573,000          57,969,000
                                                                     ----------------  ------------------
                                                                         $88,937,000        $ 80,739,000
                                                                     ================  ==================


The accompanying notes are an integral part of these financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Successor              Predecessor
                                                                          Company                 Company
                                                                    --------------------    ---------------------
                                                                      Thirteen Weeks           Thirteen Weeks
                                                                           Ended                   Ended
                                                                        May 2, 1998            April 26, 1997
                                                                    --------------------    ---------------------

Net cash used in operating activities                                          (299,000)              (3,770,000)
                                                                    --------------------    ---------------------
Cash Flows From Investing Activities:
   Capital expenditures                                                      (1,639,000)              (1,993,000)
   Proceeds on disposition of assets                                             21,000                        -
                                                                    --------------------    ---------------------

Net cash used in investing activities                                        (1,618,000)              (1,993,000)
                                                                    --------------------    ---------------------

Cash Flows From Financing Activities:
   Net borrowings under bank line of credit                                   3,000,000                        -
                                                                    --------------------    ---------------------

Net cash provided by financing activities                                     3,000,000                        -
                                                                    --------------------    ---------------------

Net Increase (Decrease) In Cash                                               1,083,000               (5,763,000)
Cash and Cash Equivalents, beginning of period                                3,574,000               18,719,000
                                                                    --------------------    ---------------------
Cash and Cash Equivalents, end of period                                    $ 4,657,000             $ 12,956,000
                                                                    ====================    =====================




The accompanying notes are an integral part of these financial statements.

                              WEINER'S STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)   Basis of Presentation

         On April 12, 1995, the Company filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company's Plan of Reorganization was confirmed on August 13, 1997 and became effective on August 26, 1997. On that date, the Company adopted "fresh start" reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which resulted in adjustments to the Company's stockholders' equity and the carrying value of assets and liabilities. Accordingly, the Company's post-reorganization financial statements are not comparable to the pre-reorganization financial statements. A vertical black line is shown in the accompanying financial statements to separate the post-reorganization periods from the pre-reorganization periods.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of May 2, 1998, and the results of its operations and its cash flows for each of the thirteen weeks ended May 2, 1998 and April 26, 1997. The results of operations for the thirteen-week period may not be indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 1998 and related notes which are included in the Company's Annual Report to stockholders and Form 10, as amended. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (2)  Accrued Expenses

         Accrued expenses consisted of the following:

                                       May 2, 1998           January 31, 1998
                                    -------------------     -------------------
     Payroll and related benefits       $  1,675,000             $  1,661,000
     Taxes other than income taxes         2,237,000                1,613,000
     Rent and other related costs          1,836,000                2,123,000
     Other                                 2,255,000                2,236,000
                                    -------------------     -------------------
                          Total         $  8,003,000             $  7,633,000
                                    ===================     ===================

 (3)  Long-Term Debt

         At May 2, 1998, the Company had approximately $19,048,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $4,260,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

(4)  Leases

         During the thirteen weeks ended May 2, 1998, the Company entered into new leases for two stores, including relocations. Future minimum rental payments have increased approximately $2,359,000 since January 31, 1998, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $39,437,000.

         Total rent expense for all operating leases was as follows:

                                        Successor              Predecessor
                                         Company                 Company
                                     -----------------       -----------------
                                         Thirteen                Thirteen
                                       weeks ended             weeks ended
                                       May 2, 1998            April 26, 1997
                                     -----------------       -----------------
               Minimum rentals          $  2,482,000            $  2,279,000
               Contingent rentals             97,000                 144,000
                                     -----------------       -----------------
                       Total            $  2,579,000            $  2,423,000
                                     =================       =================

(5)  Stock Based Awards

         On March 26, 1998, under the 1997 Stock Incentive Plan, options to purchase 51,500 shares of common stock were granted to certain key employees at an exercise price of $1.00 per share, the fair market value on that date. At May 2, 1998, there were vested options outstanding to purchase 83,333 shares of common stock at a per share exercise price of $1.15.

 (6)  Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision has been recorded in either the first quarter of 1998 or 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

(7)  New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities." SOP 98-5 is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 are written off and any future start-up costs to be expensed as incurred. If the Company expensed these items as incurred for the first quarter of 1998, the earnings per common share would have been $0.02.

(8)  Earnings Per Share

         Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding during the period. The computation of weighted average common shares outstanding is as follows:

                                                Successor        Predecessor
                                                 Company           Company
                                              ---------------  ----------------
                                               May 2, 1998     April 26, 1997
                                              ---------------  ----------------
    Weighted average number of common
         shares outstanding                      19,000,000           100,000
    Common stock equivalent - shares issuable
         under the 1997 Stock Incentive Plan
                                                       -                -
                                              ---------------  ----------------
    Weighted average common shares outstanding
         assuming full dilution                  19,000,000           100,000
                                              ===============  ================

         As of May 2, 1998 (the end of the first quarter), the Company's common stock was not actively traded. The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity (i.e., no dilution for the earnings per share computations).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Results of Operations

         On April 12, 1995, the Company filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company's Plan of Reorganization was confirmed on August 13, 1997 and became effective on August 26, 1997. On that date, the Company adopted "fresh start" reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which resulted in adjustments to the Company's stockholders' equity and the carrying value of assets and liabilities. Accordingly, the Company's post-reorganization financial statements are not comparable to the pre-reorganization financial statements. A vertical black line is shown in the accompanying financial statements to separate the post-reorganization periods from the pre-reorganization periods.

Thirteen Weeks Ended May 2, 1998 Compared to Thirteen Weeks Ended April 26, 1997

         Net sales in the first quarter of 1998 decreased 1.8% to $61,579,000 from $62,686,000 in the first quarter of 1997. The decline is primarily attributable to a 4.7% decrease in comparable stores' sales and the closing of seven stores in the fourth quarter of 1997 offset by the new store sales. The decline in comparable stores' sales is primarily attributable to the Company's effort to stabilize its price points with fewer markdown goods.

         Gross margin in the first quarter of 1998 increased as a percentage of sales to 37.0% from 34.8% in the first quarter of 1997. This increase is primarily attributable to improved initial markup and a reduction in promotional markdowns. These results are not indicative of performance during more competitive seasons.

         Selling, administrative and other operating costs increased to $22,010,000 in the first quarter of 1998 compared to $21,241,000 in the first quarter of 1997. The increase is primarily attributable to increased payroll costs due to federally mandated minimum wage increases, promotional advertising and rent expense offset by reductions in supply expense and insurance expense. As a percentage of sales, selling, administrative and other operating costs in the first quarter of 1998 increased to 35.7% from 33.9% in the first quarter of 1997. This increase is primarily attributable to the decrease in comparable stores' sales.

         The first quarter of 1997 included $750,000 of reorganization expense. There has been no reorganization expense since August 26, 1997 when the Company emerged from Chapter 11 reorganization.

         Operating income increased to $781,000 in the first quarter of 1998 from an operating loss of $202,000 in the first quarter of 1997. Had the Company not incurred the reorganization expense referred to above, first quarter 1997 operating income would have been $548,000. The Company is focusing on its inventory mix and evaluating overall expense control initiatives to further enhance operating income for fiscal 1998.

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision has been recorded in either the first quarter of 1998 or 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

         The Company recorded interest expense of $177,000 in the first quarter of 1998 compared to $11,000 in the first quarter of 1997. During its bankruptcy proceedings, the Company discontinued accruing interest on substantially all of its prepetition debt. Interest expense has increased as a result of the Company's emergence from Chapter 11 reorganization on August 26, 1997.

         Interest income during the first quarter of 1998 was approximately zero compared to $126,000 during the first quarter of 1997. This decline in interest income is primarily due to the reduction in cash available for investment in the first quarter of 1998 as compared to the first quarter of 1997.

         The Company's net income for the first quarter of 1998 was $604,000 compared to a net loss of $87,000 for the first quarter of 1997. Net income per common share for the first quarter of 1998 was $0.03 per common share. The Company adopted "fresh start" accounting upon its emergence from Chapter 11 reorganization. Earnings per share for prior periods is based on the Predecessor Company shares then outstanding; such information is not comparable due to the Company's reorganization.

Liquidity and Capital Resources

         The Company's cash used in operations was $299,000 during the thirteen weeks ended May 2, 1998, compared to cash used in operations of $3,770,000 during the thirteen weeks ended April 26, 1997. The decrease in cash flow used in operations is primarily attributable to the elimination of the incurrence of reorganization expense since the Company's emergence from Chapter 11 reorganization on August 26, 1997. The Company's working capital was $44,378,000 at May 2, 1998 compared to $41,249,000 at January 31, 1998 and $53,530,000 at
April 26, 1997. The Company's primary source of liquidity has been borrowings under the revolving credit agreement.

         At May 2, 1998, the Company had approximately $19,048,000 of availability under the revolving credit agreement, after considering borrowings and outstanding letters of credit. At May 2, 1998, the aggregate amount of outstanding letters of credit thereunder was approximately $4,260,000. The Company may prepay amounts outstanding under the revolving credit agreement without penalty.

         The Company's capital expenditures are expected to be between $5,000,000 and $7,000,000 in fiscal 1998 primarily for the opening of new stores, remodeling of existing stores and enhancements of the management information systems. The Company will fund these capital expenditures from cash flows from operations and borrowings under the revolving credit agreement.

         The Company's revolving credit agreement provides a $40,000,000 working capital facility, including a $15,000,000 subfacility for the issuance of letters of credit. The revolving credit agreement is secured by substantially all of the Company's assets. The revolving credit agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the revolving credit agreement bear interest at the reference rate thereunder plus
 .375% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.25%. Under the terms of the revolving credit agreement, capital expenditures are limited to $7,000,000 in fiscal 1998. The revolving credit agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. The expiration date of the revolving credit agreement is August 31, 2000.

         The Company believes that its internally generated cash flow, together with borrowings under the revolving credit agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future. Any material shortfalls in operating cash flow could require the Company to seek alternative sources of financing or to reduce capital expenditures.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable.

PART 2. OTHER INFORMATION

ITEM 1. Legal Proceedings

                  The Company is party to ordinary routine litigation, arbitration and proceedings incidental to its business, the disposition of which is not expected to have a material adverse effect on the Company's business or financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

         None.

ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

 (a)   Exhibit
        No.               Description
       -------            -----------

       3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

       3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

       10.1 Transportation Agreement between the Company and Roadrunner Moving & Storage, Inc., dated February 11, 1998 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed April 14, 1998)

       27.1       Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the first quarter of fiscal 1998. The Company filed a Current Report on Form 8-K on May 27, 1998, and filed Amendment No. 2 to such Current Report on Form 8-K on Form 8-K/A on June 2, 1998, to report, pursuant to Item 4 of Form 8-K, the dismissal of the Company's independent accountant and the appointment of a new independent accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WEINER'S STORES, INC.

         June 16, 1998                         /s/ Raymond J. Miller
         --------------------                -----------------------------------
              (Date)                         By:  Raymond J. Miller
                                                  Vice President and Chief
                                                   Financial Officer

                                INDEX OF EXHIBITS


Exhibit No.                         Description
----------                          -----------

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

10.1 Transportation Agreement between the Company and Roadrunner Moving & Storage, Inc., dated February 11, 1998 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed April 14, 1998)

27.1              Financial Data Schedule