Form 10-Q
period 1998-08-01
WEINERS STORES INC
filed 1998-09-14
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________


Commission File No.  0-23671


                              WEINER'S STORES, INC.
             (exact name of registrant as specified in its charter)


          Delaware                                  76-0355003
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

                     6005 Westview Drive, Houston, TX            77055
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
                                   Yes X   No
                                       --     --

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   Yes X   No
                                       --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of September 14, 1998 there were 19,000,000 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                          QUARTER ENDED AUGUST 1, 1998

                                Table of Contents


                                                                        Page No.
                                                                        --------

PART 1.   FINANCIAL INFORMATION

         ITEM 1. Financial Statements                                          3

                  Consolidated Statements of Operations                        3

                  Consolidated Balance Sheets                                  4

                  Consolidated Statements of Cash Flows                        5

                  Notes to Financial Statements                              6-8

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                8-11

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk   11

PART 2.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                            12

         ITEM 2. Changes in Securities and Use of Proceeds                    12

         ITEM 3. Defaults Upon Senior Securities                              12

         ITEM 4. Submission of Matters to a Vote of Security Holders          12

         ITEM 5. Other Information                                            12

         ITEM 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                                     WEINER'S STORES, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                             Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                       Successor          Predecessor         Successor         Predecessor
                                                        Company             Company            Company            Company
                                                    -----------------   ----------------   ----------------   -----------------

                                                         August 1,            July 26,           August 1,           July 26,
                                                           1998                1997               1998                1997
                                                    -----------------   ----------------   ----------------   -----------------
Net sales                                           $      68,548,000   $     64,397,000   $    130,127,000   $     127,083,000

Cost of goods sold                                         46,063,000         42,720,000         84,851,000          83,617,000
                                                    -----------------   ----------------   ----------------   -----------------
Gross margin                                               22,485,000         21,677,000         45,276,000          43,466,000

Selling, administrative and other operating costs          22,816,000         21,122,000         44,826,000          42,363,000

Reorganization expense                                              -            650,000                  -           1,400,000
                                                    -----------------   ----------------   ----------------   -----------------
Operating (loss) income                                      (331,000)           (95,000)           450,000            (297,000)

Interest expense                                             (265,000)           (15,000)          (442,000)            (26,000)

Interest income                                                     -             41,000                  -             167,000
                                                    -----------------   ----------------   ----------------   -----------------
Net (loss) income                                   $        (596,000)  $        (69,000)  $          8,000   $        (156,000)
                                                    =================   ================   ================   =================

Net (loss) income per share of common stock         $           (0.03)  $          (0.69)  $             -    $           (1.56)
                                                    =================   ================   ================   =================
Weighted average number of shares of
  common stock outstanding                                 19,000,000            100,000         19,000,000              100,000
                                                    =================   ================   ================    =================



The accompanying notes are an integral part of these financial statements.

                                                       WEINER'S STORES, INC.
                                                    CONSOLIDATED BALANCE SHEETS


                                                                          August 1,          January 31,
                                                                            1998                1998
                                                                     -------------------  -----------------
                                                                        (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                         $         7,308,000  $       3,574,000
   Receivables                                                                 8,269,000          1,592,000
   Merchandise inventories, net                                               63,330,000         49,881,000
   Prepaid expenses and other assets                                           3,679,000          3,138,000
                                                                     -------------------  -----------------
                Total current assets                                          82,586,000         58,185,000
                                                                     -------------------  -----------------

Property and Equipment:
   Land                                                                          258,000            258,000
   Building - distribution center and office facility                          1,996,000          1,967,000
   Furniture, fixtures and leasehold improvements                             18,903,000         16,262,000
                                                                     -------------------  -----------------

                Total                                                         21,157,000         18,487,000
     Less accumulated depreciation and amortization                           (3,317,000)        (1,674,000)
                                                                     -------------------  -----------------

                  Total property and equipment, net                           17,840,000         16,813,000
                                                                     -------------------  -----------------
Excess Reorganization Value, less accumulated amortization of
   $360,000 and $164,000, respectively                                         5,545,000          5,741,000
                                                                     -------------------  -----------------

                                                                     $       105,971,000  $      80,739,000
                                                                     ===================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                            $        23,720,000  $       9,303,000
   Accrued expenses and other current liabilities                             10,440,000          7,633,000
                                                                     -------------------  -----------------

                Total current liabilities                                     34,160,000         16,936,000
                                                                     -------------------  -----------------
Other Liabilities                                                                834,000            834,000
Long-Term Debt                                                                13,000,000          5,000,000
                                                                     -------------------  -----------------

Commitments and Contingencies                                                          -                  -

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued and outstanding                                    190,000            190,000
   Additional paid-in capital                                                 63,664,000         63,664,000
   Accumulated deficit                                                        (5,877,000)        (5,885,000)
                                                                     -------------------  -----------------
                  Total stockholders' equity                                  57,977,000         57,969,000
                                                                     -------------------  -----------------

                                                                     $       105,971,000  $      80,739,000
                                                                     ===================  =================


The accompanying notes are an integral part of these financial statements.

                                                   WEINER'S STORES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                               Twenty-Six Weeks Ended
                                                                         Successor              Predecessor
                                                                          Company                 Company
                                                                    --------------------    ---------------------
                                                                         August 1,                July 26,
                                                                           1998                     1997
                                                                    --------------------    ---------------------

Net cash used in operating activities                               $         (1,282,000)   $          (7,738,000)
                                                                    --------------------    ---------------------
Cash Flows from Investing Activities:
   Capital expenditures                                                       (3,049,000)              (3,391,000)
   Proceeds on disposition of assets                                              65,000                        -
                                                                    --------------------    ---------------------
Net cash used in investing activities                                         (2,984,000)              (3,391,000)
                                                                    --------------------    ---------------------
Cash Flows from Financing Activities:
   Net borrowings under bank line of credit                                    8,000,000                        -
                                                                    --------------------    ---------------------
Net cash provided by financing activities                                      8,000,000                        -
                                                                    --------------------    ---------------------
Net Increase (Decrease) in Cash                                                3,734,000              (11,129,000)
Cash and Cash Equivalents, beginning of period                                 3,574,000               18,719,000

                                                                    --------------------    ---------------------
Cash and Cash Equivalents, end of period                            $          7,308,000    $           7,590,000
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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of August 1, 1998, and the results of its operations and its cash flows for each of the thirteen and twenty-six weeks ended August 1, 1998 and July 26, 1997. The results of operations for the thirteen and twenty-six week periods may not be indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 1998 and related notes which are included in the Company's Annual Report to stockholders and the Company's Registration Statement on Form 10, as amended. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

 (2)  Accrued Expenses

         Accrued expenses consisted of the following:

                                                        August 1, 1998         January 31, 1998
                                                      -------------------     -------------------

                Payroll and related benefits             $   1,623,000             $  1,661,000
                Taxes other than income taxes                3,351,000                1,613,000
                Rent and other related costs                 2,105,000                2,123,000
                Other                                        3,361,000                2,236,000
                                                      -------------------     -------------------
                                    Total                $  10,440,000              $ 7,633,000
                                                      ===================     ===================


 (3)  Long-Term Debt

         At August 1, 1998, the Company had approximately $19,056,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $4,734,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

         Effective August 29, 1998, the Company and the Agent entered into a Second Amendment to the revolving credit agreement. The Second Amendment, among other things, provided for a slight upward adjustment in applicable interest rates, and adjusted the financial covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement. As of August 29, 1998, the Company was in compliance with all covenants of the revolving credit agreement.

(4)  Leases

     During the twenty-six weeks ended August 1, 1998, the Company entered into new leases for three stores, including relocations, closed one store and executed renewal options on several locations. Future minimum rental payments have increased approximately $6,484,000 since January 31, 1998, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $43,562,000.

         Total rent expense for all operating leases was as follows:


                                                           Successor               Predecessor
                                                            Company                 Company
                                                        -----------------       -----------------

                                                           Twenty-Six              Twenty-Six
                                                          Weeks Ended             Weeks Ended
                                                         August 1, 1998          July 26, 1997

                                                        -----------------       -----------------
                     Minimum rentals                       $  4,979,000            $  4,627,000
                    Contingent rentals                          221,000                 268,000
                                                        =================       =================
                             Total                         $  5,200,000            $  4,895,000
                                                        =================       =================


(5)  Stock Based Awards

         On March 26, 1998, under the 1997 Stock Incentive Plan, options to purchase 51,500 shares of common stock were granted to certain key employees at an exercise price of $1.00 per share, the fair market value on that date. At August 1, 1998, there were vested options outstanding to purchase 83,333 shares of common stock at a per share exercise price of $1.15.

 (6)  Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision has been recorded in either the first twenty-six weeks of 1998 or 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

(7)  New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities." SOP 98-5 is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 are written off and any future start-up costs to be expensed as incurred. If the Company expensed these items as incurred during the first twenty-six weeks of 1998, the Company would have had a loss per share of common stock of $0.01.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

(8)  Earnings Per Share

         Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:


                                                             Successor              Predecessor
                                                              Company                 Company
                                                         ------------------        ---------------
                                                          August 1, 1998           July 26, 1997
                                                         ------------------        ---------------

        Weighted average number of shares of
             common stock outstanding                       19,000,000                    100,000
        Common stock equivalent - shares issuable
             under the 1997 Stock Incentive Plan                  -                         -
                                                         ------------------        ---------------
        Weighted average shares of common stock
             outstanding assuming full dilution             19,000,000                    100,000
                                                         ==================        ===============


         As of August 1, 1998, the Company's common stock was not actively traded. The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity (i.e., no dilution for the earnings per share computations).

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

Thirteen Weeks Ended August 1, 1998 Compared to Thirteen Weeks Ended July 26,
1997

         Net sales in the second quarter of 1998 increased 6.4% to $68,548,000 from $64,397,000 in the second quarter of 1997. The increase is primarily attributable to a 4.7% increase in comparable store sales and new store sales, offset by the closing of seven stores in the fourth quarter of 1997. The increase in comparable store sales is primarily attributable to the Company's back-to-school promotion during July, including an enhanced layaway promotion. Sales were further impacted by the well-publicized national down-turn in the Levi's jeans and branded athletic shoe business, especially Nike and Fila.

         Gross margin in the second quarter of 1998 decreased as a percentage of sales to 32.8% from 33.7% in the second quarter of 1997. This decrease is primarily attributable to inventory shortage results being higher than last year.

         Selling, administrative and other operating costs increased to $22,816,000 in the second quarter of 1998 compared to $21,122,000 in the second quarter of 1997. The increase is primarily attributable to increased payroll costs due to federally mandated minimum wage increases that became effective September 1997, promotional advertising and rent expense offset by reductions in supply expense. As a percentage of sales, selling, administrative and other operating costs in the second quarter of 1998 increased to 33.3% from 32.8% in the second quarter of 1997. This increase is primarily attributable to the lack of an incremental sales increase to offset the federally mandated minimum wage increases.

         The second quarter of 1997 included $650,000 of reorganization expense. There has been no reorganization expense since August 26, 1997 when the Company emerged from Chapter 11 reorganization.

         Operating loss increased to $331,000 in the second quarter of 1998 from $95,000 in the second quarter of 1997. Had the Company not incurred the reorganization expense referred to above, second quarter 1997 operating income would have been $745,000. The Company is focusing on its inventory mix and evaluating overall expense control initiatives to attempt to further enhance operating results for fiscal 1998.

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the second quarter of 1998 or the second quarter of 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

         The Company recorded interest expense of $265,000 in the second quarter of 1998 compared to $15,000 in the second quarter of 1997. During its bankruptcy proceedings, the Company discontinued accruing interest on substantially all of its prepetition debt. Interest expense has increased due to the change in cash and cash equivalents since the emergence from Chapter 11 reorganization on August 26, 1997. In the second quarter of 1997, the Company was not utilizing its working capital facility.

         Interest income during the second quarter of 1998 was approximately zero compared to $41,000 during the second quarter of 1997. This decline in interest income is primarily due to the reduction in cash available for investment in the second quarter of 1998 as compared to the second quarter of 1997.

         The Company's net loss for the second quarter of 1998 was $596,000, or $0.03 per share of common stock, compared to a net loss of $69,000 or $0.69 per share of common stock for the second quarter of 1997. The Company adopted "fresh start" accounting upon its emergence from Chapter 11 reorganization. Earnings per share for prior periods is based on the Predecessor Company shares then outstanding; such information is not comparable due to the Company's reorganization.

Twenty-Six Weeks Ended August 1, 1998 Compared to Twenty-Six Weeks Ended July 26, 1997

         Net sales in the first six months of 1998 increased 2.4% to $130,127,000 from $127,083,000 in the first six months of 1997. The increase is primarily attributable to new store sales offset by the closing of seven stores in the fourth quarter of 1997. Comparable store sales for the first six months of 1998 were flat compared to the first six months of 1997. Sales were further impacted by the well-publicized national down-turn in the Levi's jeans and branded athletic shoe business, especially Nike and Fila.

         Gross margin in the first six months of 1998 increased as a percentage of sales to 34.8% from 34.2% in the first six months of 1997. This increase is primarily attributable to increased initial markup offset by higher inventory shortage results. These results are not indicative of performance during more competitive seasons.

         Selling, administrative and other operating costs increased to $44,826,000 in the first six months of 1998 compared to $42,363,000 in the first six months of 1997. The increase is primarily attributable to increased payroll costs due to the federally mandated minimum wage increases, promotional advertising and rent expense offset by reductions in supply expense and insurance expense. As a percentage of sales, selling, administrative and other operating costs in the first six months of 1998 increased to 34.4% from 33.3% in the first six months of 1997. This increase is primarily attributable to the lack of an incremental sales increase to offset the federally mandated minimum wage increases.

         The first six months of 1997 included $1,400,000 of reorganization expense. There has been no reorganization expense since August 26, 1997 when the Company emerged from Chapter 11 reorganization.

         Operating income increased to $450,000 in the first six months of 1998 from an operating loss of $297,000 in the first six months of 1997. Had the Company not incurred the reorganization expense referred to above, in the first six months of 1997 operating income would have been $1,697,000. The Company is focusing on its inventory mix and evaluating overall expense control initiatives to attempt to further enhance operating results for fiscal 1998.

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first six months of 1998 or the first six months of 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

         The Company recorded interest expense of $442,000 in the first six months of 1998 compared to $26,000 in the first six months of 1997. During its bankruptcy proceedings, the Company discontinued accruing interest on substantially all of its prepetition debt. Interest expense has increased due to the change in cash and cash equivalents since the emergence from Chapter 11 reorganization on August 26, 1997. In the second quarter of 1997, the Company was not utilizing its working capital facility.

         Interest income during the first six months of 1998 was approximately zero compared to $167,000 during the first six months of 1997. This decline in interest income is primarily due to the reduction in cash available for investment in the first six months of 1998 as compared to the first six months of 1997.

         The Company's net income for the first six months of 1998 was $8,000, or less than $0.01 per share of common stock, compared to a net loss of $156,000 or $1.56 per share of common stock for the first six months of 1997. The Company adopted "fresh start" accounting upon its emergence from Chapter 11 reorganization. Earnings per share for prior periods is based on the Predecessor Company shares then outstanding; such information is not comparable due to the Company's reorganization.

Liquidity and Capital Resources

         The Company's cash used in operations was $1,282,000 during the twenty-six weeks ended August 1, 1998, compared to cash used in operations of $7,738,000 during the twenty-six weeks ended July 26, 1997. The decrease in cash flow used in operations is primarily attributable to the elimination of the incurrence of reorganization expense since the Company's emergence from Chapter 11 reorganization on August 26, 1997. The Company's working capital was $48,426,000 at August 1, 1998 compared to $41,249,000 at January 31, 1998 and
$52,582,000 at July 26, 1997. The Company's primary source of liquidity has been borrowings under the Revolving Credit Agreement, dated August 26, 1997, as amended, between the Company and The CIT Group/Business Credit, Inc., as agent (the "Agent") and lender (the "Revolving Credit Agreement").

         At August 1, 1998, the Company had approximately $19,056,000 of availability under the Revolving Credit Agreement, after considering borrowings and outstanding letters of credit. At August 1, 1998, the aggregate amount of outstanding letters of credit thereunder was approximately $4,734,000. The Company may prepay amounts outstanding under the Revolving Credit Agreement without penalty.

         The Company's capital expenditures are expected to be between $5,000,000 and $7,000,000 in fiscal 1998, primarily for the opening of new stores, remodeling of existing stores and enhancements of the management information systems. The Company will fund these capital expenditures from cash flows from operations and borrowings under the Revolving Credit Agreement.

         The Company's Revolving Credit Agreement provides a $40,000,000 working capital facility, including a $15,000,000 subfacility for the issuance of letters of credit. The Revolving Credit Agreement is secured by substantially all of the Company's assets. Effective August 29, 1998, the Company and the Agent entered into a Second Amendment to the Revolving Credit Agreement. The Second Amendment, among other things, provided for a slight upward adjustment in applicable interest rates, and adjusted the financial covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Revolving Credit Agreement. The Revolving Credit Agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the Revolving Credit Agreement, as so amended by such Second Amendment, bear interest at the reference rate thereunder plus 0.50% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.50%. Under the terms of the Revolving Credit Agreement, capital expenditures are limited to $7,000,000 in fiscal 1998. The Revolving Credit Agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. The expiration date of the Revolving Credit Agreement is August 31, 2000. As of August 29, 1998, the Company was in compliance with all covenants of the Revolving Credit Agreement.

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

         None.

ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Stockholders of the Company was held on June 25, 1998. Matters voted upon at the meeting were the election of directors and the ratification of independent public accountants for the fiscal year ending January 30, 1999.

                  The number of shares voted for and withheld with respect to the election of each director is as follows:


                                          Shares Voted For        Shares Withheld     Broker Non-Votes
                                          ----------------        ---------------     ----------------


          Herbert R. Douglas                   14,576,243            51,643                    0
          Raymond J. Miller                    14,590,606            37,280                    0
          Merwin F. Kaminstein                 14,590,606            37,280                    0
          Randall L. Lambert                   14,590,606            37,280                    0
          Gasper Mir                           14,590,606            37,280                    0
          F. Hall Webb                         14,590,606            37,280                    0
          Melvyn Wolff                         14,590,606            37,280                    0


                  The number of shares voted with respect to the ratification of the appointment of Ernst & Young LLP as independent public accountants for the fiscal year ending January 30, 1999 was as follows:


                  Voted For         Voted Against             Abstained         Broker Non-Votes
                  ---------         -------------             ---------         ----------------

                  14,576,243               19,930                31,713                0




ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

         (a)   Exhibit

                  No.       Description
                  ---       -----------

                 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

                 3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14,
                            1998)


                27.1        Financial Data Schedule


         (b) During the second quarter of 1998, the Company filed a Current Report on Form 8-K on May 27, 1998, filed Amendment No. 1 thereto on May 28, 1998 on Form 8-K/A and filed Amendment No. 2 to such Current Report on Form 8-K on Form 8-K/A on June 2, 1998, to report, pursuant to Item 4 of Form 8-K, the dismissal of the Company's independent accountant and the appointment of a new independent accountant, namely, Ernst & Young LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WEINER'S STORES, INC.


              September 14, 1998                   /s/ Raymond J. Miller
              ------------------                   ----------------------------
                  (Date)                      By:  Raymond J. Miller
                                                   Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                 Description
-----------                 -----------

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