Form 10-Q
period 1998-10-31
WEINERS STORES INC
filed 1998-12-14
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671
                     -------


                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


                 Delaware                                  76-0355003
                 --------                                  ----------
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)


                     6005 Westview Drive, Houston, TX    77055
                     -----------------------------------------
              (Address of principal executive offices) (zip code)


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

                                Yes [X]  No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of December 14, 1998, there were 18,480,080 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.



HO1:\131108\02\2T5W02!.DOC\80289.0001

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                         QUARTER ENDED OCTOBER 31, 1998

                                Table of Contents

                                                                       Page No.
                                                                       --------
PART 1.   FINANCIAL INFORMATION

         ITEM 1. Financial Statements                                     3

                  Consolidated Statements of Operations                   3-4

                  Consolidated Balance Sheets                             5

                  Consolidated Statements of Cash Flows                   6

                  Notes to Financial Statements                           7-9

         ITEM 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9-14

         ITEM 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                            14

PART 2.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                        15

         ITEM 2. Changes in Securities and Use of Proceeds                15

         ITEM 3. Defaults Upon Senior Securities                          15

         ITEM 4. Submission of Matters to a Vote of Security Holders      15

         ITEM 5. Other Information                                        15

         ITEM 6. Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                                16

EXHIBIT INDEX                                                             17

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Successor                     Predecessor
                                                                      Company                        Company
                                                       --------------------------------------   -------------------
                                                         Thirteen Weeks       Nine Weeks            Four Weeks
                                                             Ended               Ended                Ended
                                                        October 31, 1998   October 25, 1997      August 25, 1997
                                                       ------------------- ------------------   -------------------
Net sales                                                    $ 60,585,000       $ 35,800,000          $ 33,232,000

Cost of goods sold                                             39,984,000         24,933,000            22,733,000
                                                       ------------------- ------------------   -------------------

Gross margin                                                   20,601,000         10,867,000            10,499,000

Selling, administrative and other operating costs              23,001,000         13,763,000             7,946,000

Reorganization expense                                                  -                  -             1,006,000
                                                       ------------------- ------------------   -------------------

Operating (loss) income                                       (2,400,000)        (2,896,000)             1,547,000

Interest expense                                                (309,000)           (32,000)              (14,000)

Interest income                                                        -                  -                     -

"Fresh start" adjustments                                              -                  -            (1,519,000)
                                                       ------------------- ------------------   -------------------

Loss before extraordinary gain                                (2,709,000)        (2,928,000)                14,000

Extraordinary gain                                                     -                  -             18,683,000
                                                       ------------------- ------------------   -------------------

Net (loss) income                                          $  (2,709,000)      $ (2,928,000)          $ 18,697,000
                                                       =================== ==================   ===================

Net (loss) income per share of common stock                  $     (0.14)        $    (0.15)           $    186.97
                                                       =================== ==================   ===================

Weighted average number of shares of
  common stock outstanding                                     19,000,000         19,000,000               100,000
                                                       =================== ==================   ===================


   The accompanying notes are an integral part of these financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Successor                      Predecessor
                                                                     Company                         Company
                                                      ---------------------------------------   -------------------
                                                       Thirty-Nine Weeks      Nine Weeks           Thirty Weeks
                                                             Ended               Ended                Ended
                                                       October 31, 1998    October 25, 1997      August 25, 1997
                                                      -------------------- ------------------   -------------------

Net sales                                                   $ 190,712,000       $ 35,800,000         $ 160,315,000

Cost of goods sold                                            124,835,000         24,933,000           106,350,000
                                                      -------------------- ------------------   -------------------

Gross margin                                                   65,877,000         10,867,000            53,965,000

Selling, administrative and other operating costs              67,827,000         13,763,000            50,309,000

Reorganization expense                                                  -                  -             2,406,000
                                                      -------------------- ------------------   -------------------

Operating (loss) income                                       (1,950,000)        (2,896,000)             1,250,000

Interest expense                                                (751,000)           (32,000)              (40,000)

Interest income                                                        -                  -                167,000

"Fresh start" adjustments                                              -                  -            (1,519,000)
                                                      -------------------- ------------------   -------------------

Loss before extraordinary gain                                (2,701,000)        (2,928,000)             (142,000)

Extraordinary gain                                                     -                  -             18,683,000
                                                      -------------------- ------------------   -------------------

Net (loss) income                                          $  (2,701,000)      $ (2,928,000)          $ 18,541,000
                                                      ==================== ==================   ===================

Net (loss) income per share of common stock                  $     (0.14)        $    (0.15)           $    185.41
                                                      ==================== ==================   ===================

Weighted average number of shares of
  common stock outstanding                                     19,000,000         19,000,000               100,000
                                                      ==================== ==================   ===================


   The accompanying notes are an integral part of these financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           October 31,           January 31,
                                                                               1998                 1998
                                                                        -------------------  --------------------
                                                                           (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                               $  3,232,000           $ 3,574,000
   Receivables                                                                3,326,000             1,592,000
   Merchandise inventories, net                                              60,352,000            49,881,000
   Prepaid expenses and other assets                                          3,797,000             3,138,000
                                                                     -------------------  --------------------

                Total current assets                                         70,707,000            58,185,000
                                                                     -------------------  --------------------

Property and Equipment:
   Land                                                                         258,000               258,000
   Building - distribution center and office facility                         1,996,000             1,967,000
   Furniture, fixtures and leasehold improvements                            19,688,000            16,262,000
                                                                     -------------------  --------------------

                Total                                                        21,942,000            18,487,000
     Less accumulated depreciation and amortization                         (4,263,000)           (1,674,000)
                                                                     -------------------  --------------------

                  Total property and equipment, net                          17,679,000            16,813,000
                                                                     -------------------  --------------------

Excess Reorganization Value, less accumulated amortization of
   $360,000 and $164,000, respectively                                        5,446,000             5,741,000
                                                                     -------------------  --------------------

                                                                           $ 93,832,000          $ 80,739,000
                                                                     ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                  $ 14,372,000           $ 9,303,000
   Accrued expenses and other current liabilities                            10,397,000             7,633,000
                                                                     -------------------  --------------------

                Total current liabilities                                    24,769,000            16,936,000
                                                                     -------------------  --------------------

Other Liabilities                                                               796,000               834,000
Long-Term Debt                                                               13,000,000             5,000,000
                                                                     -------------------  --------------------

Commitments and Contingencies                                                         -                     -

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued and outstanding                                   190,000               190,000
   Additional paid-in capital                                                63,664,000            63,664,000
   Accumulated deficit                                                      (8,587,000)           (5,885,000)
                                                                     -------------------  --------------------

                  Total stockholders' equity                                 55,267,000            57,969,000
                                                                     -------------------  --------------------

                                                                           $ 93,832,000          $ 80,739,000
                                                                     ===================  ====================

   The accompanying notes are an integral part of these financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Successor                         Predecessor
                                                                  Company                            Company
                                                  -----------------------------------------    --------------------
                                                   Thirty-Nine Weeks       Nine Weeks             Thirty Weeks
                                                         Ended                Ended                   Ended
                                                   October 31, 1998     October 25, 1997         August 25, 1997
                                                  -------------------- --------------------    --------------------
Net cash used in operating activities                  $  (4,573,000)       $  (8,669,000)            $    706,000
                                                  -------------------- --------------------    --------------------

Cash Flows from Investing Activities:
   Capital expenditures                                   (3,834,000)          (1,555,000)             (3,813,000)
   Proceeds on disposition of assets                           65,000                   -                  61,000
                                                  -------------------- --------------------    --------------------

Net cash used in investing activities                     (3,769,000)          (1,555,000)             (3,752,000)
                                                  -------------------- --------------------    --------------------

Cash Flows from Financing Activities:
   Net borrowings under bank line of credit                 8,000,000                   -                       -
                                                  -------------------- --------------------    --------------------

Net cash provided by financing activities                   8,000,000                   -                       -
                                                  -------------------- --------------------    --------------------

Net Decrease in Cash                                        (342,000)         (10,224,000)             (3,046,000)
Cash and Cash Equivalents, beginning of period              3,574,000           15,673,000              18,719,000
                                                  -------------------- --------------------    --------------------

Cash and Cash Equivalents, end of period                $   3,232,000        $   5,449,000           $  15,673,000
                                                  ==================== ====================    ====================


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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of October 31, 1998, and the results of its operations and its cash flows for each of the thirteen and thirty-nine week periods ended October 31, 1998 and October 25, 1997. The results of operations for the thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 31, 1998 and related notes which are included in the Company's Annual Report to stockholders and the Company's Registration Statement on Form 10, as amended. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

 (2)  Accrued Expenses

         Accrued expenses consisted of the following:

                                                       October 31, 1998        January 31, 1998
                                                      -------------------     -------------------
              Payroll and related benefits               $  1,575,000             $  1,661,000
              Taxes other than income taxes                 3,033,000                1,613,000
              Rent and other related costs                  2,548,000                2,123,000
              Other                                         3,241,000                2,236,000
                                                      -------------------     -------------------
                                  Total                  $ 10,397,000             $  7,633,000
                                                      ===================     ===================

 (3)  Long-Term Debt

         At October 31, 1998, the Company had approximately $18,128,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $4,199,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

         Effective August 29, 1998, the Company and the Agent for the working capital facility entered into a Second Amendment to the revolving credit agreement. The Second Amendment, among other things, provided for a slight upward adjustment in applicable interest rates to the reference rate thereunder plus 0.5% or, at the option of the Company, the Eurodollar Rate thereunder plus

2.5%, and adjusted the financial covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the revolving credit agreement. As of October 31, 1998, the Company was in compliance with all covenants of the revolving credit agreement.

(4)  Leases

     During the thirty-nine weeks ended October 31, 1998, the Company entered into new leases for three stores, including relocations, closed one store and executed renewal options on several locations. Future minimum rental payments have increased approximately $8,440,000 since January 31, 1998, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $45,518,000.

         Total rent expense for all operating leases was as follows:

                                          Successor                            Predecessor
                                           Company                               Company
                           -----------------------------------------       --------------------
                              Thirty-Nine               Nine                     Thirty
                              Weeks Ended            Weeks Ended               Weeks Ended
                           October 31, 1998       October 25, 1997           August 25, 1997
                           ------------------     ------------------       --------------------
  Minimum rentals             $  7,559,000           $  1,594,000               $ 5,426,000
  Contingent rentals               337,000                 39,000                   419,000
                           ------------------     ------------------       --------------------
          Total               $  7,896,000           $  1,633,000               $ 5,845,000
                           ==================     ==================       ====================

(5)  Stock Based Awards

         On March 26, 1998, under the 1997 Stock Incentive Plan, options to purchase 51,500 shares of common stock were granted to certain key employees at an exercise price of $1.00 per share, the fair market value on that date. At October 31, 1998, there were vested options outstanding to purchase 295,166 shares of common stock at a per share exercise price of $1.15.

 (6)  Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first nine months of 1998 or 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

(7)  New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities." SOP 98-5 is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. If the Company had expensed these items as incurred during the first nine months of 1998, the Company would have had a loss per share of common stock of $0.15.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

(8)  Earnings Per Share

         Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                                        Successor
                                                                         Company
                                                         -----------------------------------------
                                                         October 31, 1998           October 25,
                                                                                        1997
                                                         ------------------        ---------------
      Weighted average number of shares of
           common stock outstanding                         19,000,000                 19,000,000
      Common stock equivalent - shares issuable
           under the 1997 Stock Incentive Plan
                                                                     -                          -
                                                         ------------------        ---------------
      Weighted average shares of common stock
           outstanding assuming full dilution               19,000,000                 19,000,000
                                                         ==================        ===============

         As of October 31, 1998, the Company's common stock was not actively traded. The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity (i.e., no dilution for the earnings per share computations).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

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

Thirteen Weeks Ended October 31, 1998 Compared to Thirteen Weeks Ended October 25, 1997

         Net sales in the third quarter of 1998 decreased 12.2% to $60,585,000 from $69,032,000 in the third quarter of 1997. The decrease is primarily attributable to a 13.3% decrease in comparable store sales. Sales were negatively impacted by warm weather, excessive rains and a decrease in sales of Levi's jeans and branded athletic shoes.

         Gross margin in the third quarter of 1998 increased as a percentage of sales to 34.0% from 31.0% in the third quarter of 1997. This increase is primarily attributable to higher initial markup and lower promotional markdowns.

         Selling, administrative and other operating costs increased to $23,001,000 in the third quarter of 1998 compared to $21,709,000 in the third quarter of 1997. The increase is primarily attributable to increased payroll costs, promotional advertising and rent expense relating to new stores. As a percentage of sales, selling, administrative and other operating costs in the third quarter of 1998 increased to 38.0% from 31.4% in the third quarter of 1997. This increase is primarily attributable to the decrease in sales discussed above.

         The third quarter of 1997 included $1,006,000 of reorganization expense. There has been no reorganization expense since August 26, 1997 when the Company emerged from Chapter 11 reorganization.

         Operating loss increased to $2,400,000 in the third quarter of 1998 from $1,349,000 in the third quarter of 1997. Had the Company not incurred the reorganization expense referred to above, third quarter 1997 operating loss would have been $343,000. The Company is focusing on its inventory mix and evaluating overall expense control initiatives to attempt to enhance operating results for fiscal 1998.

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the third quarter of 1998 or the third quarter of 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

         The Company recorded interest expense of $309,000 in the third quarter of 1998 compared to $46,000 in the third quarter of 1997. During its bankruptcy proceedings, the Company discontinued accruing interest on substantially all of its prepetition debt. Interest expense has increased due to the increase in borrowings under the Revolving Credit Agreement since the Company's emergence from Chapter 11 reorganization on August 26, 1997. In the third quarter of 1997, the Company was not utilizing its working capital facility.

         The Company recorded $1,519,000 in "fresh-start" expense in relation to its emergence from Chapter 11 reorganization in August 1997.

         Extraordinary gain of $18,683,000 related to debt discharge in the Company's emergence from Chapter 11 reorganization was recognized in August 1997.

         The Company's net loss for the third quarter of 1998 was $2,709,000, or $0.14 per share of common stock, compared to a net income of $15,769,000 or $157.69 per share of common stock for the third quarter of 1997. The Company adopted "fresh start" accounting upon its emergence from Chapter 11 reorganization. Earnings per share for prior periods is based on the Predecessor Company shares then outstanding; such information is not comparable due to the Company's reorganization.

Thirty-Nine Weeks Ended October 31, 1998 Compared to Thirty-Nine Weeks Ended October 25, 1997

         Net sales in the first nine months of 1998 decreased 2.8% to $190,712,000 from $196,115,000 in the first nine months of 1997. The decrease is primarily attributable to a 4.7% decrease in comparable store sales and the closing of seven stores in the fourth quarter of 1997, offset by sales from new stores (seven stores in 1998 and one store in 1997). Sales were negatively impacted by warm weather, excessive rains and a decrease in sales of Levi's jeans and branded athletic shoes.

         Gross margin in the first nine months of 1998 increased as a percentage of sales to 34.5% from 33.1% in the first nine months of 1997. This increase is primarily attributable to increased initial markup and lower promotional markdowns. These results are not indicative of performance during more competitive seasons.

         Selling, administrative and other operating costs increased to $67,827,000 in the first nine months of 1998 compared to $64,072,000 in the first nine months of 1997. The increase is primarily attributable to increased payroll costs due to federally mandated minimum wage increases, promotional advertising and rent expense. As a percentage of sales, selling, administrative and other operating costs in the first nine months of 1998 increased to 35.6% from 32.7% in the first nine months of 1997. This increase is primarily attributable to the decrease in sales discussed above.

         The first nine months of 1997 included $2,406,000 of reorganization expense. There has been no reorganization expense since August 26, 1997 when the Company emerged from Chapter 11 reorganization.

         Operating loss increased to $1,950,000 in the first nine months of 1998 from an operating loss of $1,646,000 in the first nine months of 1997. Had the Company not incurred the reorganization expense referred to above, in the first nine months of 1997 operating income would have been $760,000. The Company is focusing on its inventory mix and evaluating overall expense control initiatives to attempt to enhance operating results for fiscal 1998.

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first nine months of 1998 or the first nine months of 1997. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

         The Company recorded interest expense of $751,000 in the first nine months of 1998 compared to $72,000 in the first nine months of 1997. During its bankruptcy proceedings, the Company discontinued accruing interest on substantially all of its prepetition debt. Interest expense has increased due to the increase in borrowings under the Revolving Credit Agreement since the Company's emergence from Chapter 11 reorganization on August 26, 1997. In the third quarter of 1997, the Company was not utilizing its working capital facility.

         Interest income during the first nine months of 1998 was approximately zero compared to $167,000 during the first nine months of 1997. This decline in interest income is primarily due to the reduction in cash available for investment in the first nine months of 1998 as compared to the first nine months of 1997.

         The Company recorded $1,519,000 in "fresh-start" expense in relation to its emergence from Chapter 11 reorganization in August 1997.

         Extraordinary gain of $18,683,000 related to debt discharge in the Company's emergence from Chapter 11 reorganization was recognized in August 1997.

         The Company's net loss for the first nine months of 1998 was $2,701,000, or $0.14 per share of common stock, compared to a net income of $15,613,000 or $156.13 per share of common stock for the first nine months of 1997. The Company adopted "fresh start" accounting upon its emergence from Chapter 11 reorganization. Earnings per share for prior periods is based on the Predecessor Company shares then outstanding; such information is not comparable due to the Company's reorganization.

Liquidity and Capital Resources

         The Company's cash used in operations was $4,573,000 during the thirty-nine weeks ended October 31, 1998, compared to cash used in operations of $7,963,000 during the thirty-nine weeks ended October 25, 1997. The decrease in cash used in operations is primarily attributable to the elimination of the incurrence of reorganization expense since the Company's emergence from Chapter 11 reorganization on August 26, 1997. The Company's working capital was $45,938,000 at October 31, 1998 compared to $41,249,000 at January 31, 1998 and
$39,722,000 at October 25, 1997. The Company's primary source of liquidity has been borrowings under the Revolving Credit Agreement, dated August 26, 1997, as amended, between the Company and The CIT Group/Business Credit, Inc., as agent (the "Agent") and the lenders thereunder (the "Revolving Credit Agreement").

         At October 31, 1998, the Company had approximately $18,128,000 of availability under the Revolving Credit Agreement, after considering borrowings and outstanding letters of credit. At October 31, 1998, the aggregate amount of outstanding letters of credit thereunder was approximately $4,199,000. The Company may prepay amounts outstanding under the Revolving Credit Agreement without penalty.

         The Company's capital expenditures are expected to be approximately $5,000,000 in fiscal 1998, primarily for the opening of new stores, remodeling of existing stores and enhancements of the management information systems. The Company will fund these capital expenditures from cash flows from operations and borrowings under the Revolving Credit Agreement.

         The Company's Revolving Credit Agreement provides a $40,000,000 working capital facility, including a $15,000,000 subfacility for the issuance of letters of credit. The Revolving Credit Agreement is secured by substantially all of the Company's assets. Effective August 29, 1998, the Company and the Agent entered into a Second Amendment to the Revolving Credit Agreement. The Second Amendment, among other things, provided for a slight upward adjustment in applicable interest rates, and adjusted the financial covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Revolving Credit Agreement. The Revolving Credit Agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the Revolving Credit Agreement, as so amended by such Second Amendment, bear interest at the reference rate thereunder plus 0.5% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.5%. Under the terms of the Revolving Credit Agreement, capital expenditures are limited to $7,000,000 in fiscal 1998. The Revolving Credit Agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. The expiration date of the Revolving Credit Agreement is August 31, 2000. As of October 31, 1998, the Company was in compliance with all covenants of the Revolving Credit Agreement.

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

Year 2000 Readiness Disclosure

         The Year 2000 issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software and certain equipment that utilizes embedded logic chips to control aspects of its operation may recognize "00" as a year other than the Year 2000. Some systems and embedded chip equipment owned or used by the Company and third parties that do business with the Company may contain two-digit programming to define a year. The Year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

         The Company's State of Readiness

         In the ordinary course of business, the Company initiated plans to replace or enhance its core business systems in fiscal 1996-1999 with systems which would be Year 2000 compliant. During fiscal 1997, the Company established an oversight committee (the "Committee"), consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as to make inquiries with respect to the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. The Committee meets regularly to review the progress of the Company's Year 2000 compliance initiative. The goal of the Committee is to achieve a transition for the Company into the Year 2000 which is free of any material interruptions. The Company has divided its Year 2000 efforts into five phases:
(i) identification and inventorying of systems, including embedded chip equipment with potential Year 2000 problems; (ii) assessment of the scope of Year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of Year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement, or retirement; (iv) testing for a validation of Year 2000 compliance; and (v) developing contingency plans to address the most reasonably likely worst case scenario for the Company's Year 2000 issues. Because the Company uses a variety of systems, internally developed and third party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's Year 2000 efforts are in different phases and are proceeding in parallel.

         The Company's operations are also dependent upon the Year 2000 readiness of third parties who do business with the Company. In particular, the Company's systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone service, electric power, water, banking facilities, merchandise purchases, deliveries and other services. The Company has begun to identify and initiate formal communications with key third parties and suppliers and with significant merchandise vendors to determine the extent to which such parties have resolved their own Year 2000 issues. Although the Company is continuing to make such inquiries of third party providers and to seek responses thereto, and the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the Year 2000 readiness of third parties. Consequently, the resulting risks to the Company's business are very difficult to assess. Where commercially reasonable to do so, the Company intends to assess its risks with respect to failure by third parties to be Year 2000 compliant and to seek to mitigate those risks. The Company is presently at an early stage in those efforts.

         Costs

         The total cost associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The Company expects such costs in the aggregate to be approximately $50,000 exclusive of system additions, upgrades or replacements incurred in the ordinary course of business and assuming no implementation of contingency plans will be necessary. Costs through October 31, 1998 have been approximately $10,000. The remaining compliance costs are expected to be incurred within the next 12 months.

         Risks

         The Company intends and expects to implement the changes that it determines to be necessary to address the Year 2000 issue for systems and embedded chip equipment used within the Company. The Company presently believes that, with modifications to its existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the Year 2000 issue is not reasonably likely to pose significant operational problems for the Company's systems and embedded chip equipment as so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed on a timely basis, or if the Company's vendors' or suppliers' systems are not Year 2000 compliant, the Year 2000 issue may have a material impact on the results of operations and financial condition of the Company.

         The Company is presently unable to accurately assess the likelihood that the Company will experience significant operational problems due to unresolved Year 2000 problems of third parties who do business with the Company. There can be no assurance that such other entities will achieve timely Year 2000 compliance; if they do not, Year 2000 problems could have a material impact on the Company's operations. Similarly, there can be no assurance that the Company can timely mitigate its risks related to a supplier's failure to resolve its Year 2000 issues. If such mitigation is not achievable, Year 2000 problems could have a material impact on the Company's operations.

         The Company estimates that it will achieve Year 2000 compliance by the end of August 1999. The Company's estimates of such date and the costs of achieving Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 remediation work, the ability to locate and correct all relevant computer codes, the success achieved by the Company's suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties, many of which are beyond the Company's control.

         Contingency Plans

         The Company is in the process of developing Year 2000 contingency plans to address its most critical operational areas at the Company level. By the close of the first quarter of fiscal 1999, the Company expects to more completely define these issues, quantify their potential impact and complete the development of such contingency plans. However, the necessity, timing and cost of any contingency plans must be evaluated on a case-by-case basis and may vary considerably, and testing results and external business partner responses may require changes in or additions to such plans. Furthermore, there may be no practical alternative course of action available to the Company for some issues.

         The Company's statements of its expectations regarding the Year 2000 problem, including as to the current status, date of completion and costs of its Year 2000 compliance programs, are forward-looking statements. These statements are management's best estimates based on information currently available. Therefore, they are inherently subject to risks and uncertainties, including those described above, which could cause actual results to differ and which may have a material adverse effect on the Company's business, financial position, results of operations or capital or liquidity needs.

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

          10.1 Second Amendment, dated as of August 29, 1998, to the Revolving Credit Agreement (filed herewith)

          27.1      Financial Data Schedule (filed herewith)


     (b) The Company did not file any reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WEINER'S STORES, INC.

              December 14, 1998                /s/ Raymond J. Miller
              -----------------                --------------------------------
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

10.1 Second Amendment, dated as of August 29, 1998, to the Revolving Credit Agreement (filed herewith)

27.1           Financial Data Schedule (filed herewith)