Form 10-K405
period 1999-01-30
WEINERS STORES INC
filed 1999-04-30
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671

                              WEINER'S STORES, INC.
             (exact name of registrant as specified in its charter)


                 Delaware                                 76-0355003
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)


                     6005 Westview Drive, Houston, TX 77055
               (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code (713) 688-1331


Securities registered pursuant to           Securities registered pursuant to
Section 12(b) of the Act:  None             Section 12(g) of the Act:
                                            Common Stock, $.01 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of April 1, 1999 was $6,928,811.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         As of April 29, 1999, there were 18,476,830 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

Documents incorporated by reference:

         1. Portions of the Annual Report to Stockholders for the fiscal year ended January 30, 1999 are incorporated by reference into Part II - Items 6, 7 and 8.

         2. Portions of the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 10, 1999 as filed with the Commission are incorporated by reference into Part III - Items 10, 11, 12 and 13.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Weiner's Stores, Inc., a Delaware corporation (the "Company"), incorporated in December 1991, is a neighborhood family retailer of primarily branded apparel, shoes, related accessories and domestic products for value-conscious customers. The Company operates 132 stores located in Texas and Louisiana and employs approximately 3,500 full- and part-time employees. References herein to "Weiner's Stores, Inc." or the "Company" are to Weiner's Stores, Inc., together with its subsidiary, unless the context otherwise indicates.

         The majority of the Company's stores are in strip shopping centers and free standing structures. The current store prototype is approximately 25,000 square feet, with approximately 20,000 square feet for selling space and with the remaining space for office, receiving and layaway storage. The current stores range in total size from approximately 17,000 square feet to 53,000 square feet.

         On April 12, 1995 (the "Commencement Date"), the Company commenced its case (Case No. 95-417(PJW)) (the "Chapter 11 Case") under chapter 11 ("Chapter 11") of title 11 of the United States Code (the "Bankruptcy Code") before the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company operated its business and managed its properties as a debtor in possession in bankruptcy until August 26, 1997, the effective date of the Company's Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated June 24, 1997, as amended (the "Plan"), which was confirmed by order of the Bankruptcy Court on August 13, 1997.

RETAILING STRATEGY

         The Company's retailing strategy is to focus closely on its unique markets and on the buying habits of its largely ethnic customer base. The strategy is intended to enhance the Company's ability to compete effectively with off-price retailers, specialty stores, discount stores and department stores. The Company believes its position as a local neighborhood retailer enables it to understand the needs of its shoppers, focus on the distinct priorities and tastes of its primarily ethnic customer base, provide more complete assortments than off-price retailers and specialty stores, sell major branded merchandise that is not available to discount stores and provide more convenient locations and offer better pricing than department stores.

MERCHANDISING

         The Company's merchandising strategy is to focus closely on its markets and on the desires and preferences of its largely ethnic customer base. This strategy was undertaken after a review of the markets that the Company serves, including the demographics and income levels of its customers. The Company recognizes that one of its competitive strengths relative to many discounters is the availability of several key brands such as Nike(R), Reebok(R), K-Swiss(R), Adidas(R), Levi's(R), Lee(R) and Sag Harbor(R). Much of the in-store and overall marketing strategies focus on such brands. Management expects to continue to invest appropriate resources and priority to strengthen these relationships and add incremental products from these vendors. Additionally, the Company has identified several other brands that would enhance the merchandise assortment and is developing action plans to address appropriate vendors. The Company has also identified several merchandise departments and classifications that have previously been nonexistent at the Company's stores or insufficiently funded or spaced. The Company is defining classifications and/or items, identifying vendors, creating space allocations and developing pricing strategies to properly address these businesses.

PRICING

         The Company offers substantially the same merchandise assortments and prices Company-wide. The Company prices its merchandise to be perceived as a good value at fair prices. The pricing structure must reflect the environment in which the stores and the customers are located. Sales prices of merchandise must be sharp and extremely competitive with respect to national mass merchandise discounters and better than the department stores.

PURCHASING AND DISTRIBUTION

         The Company purchases merchandise from many top brand name companies, primarily through domestic sources. The Company has focused on merchandise categories and product lines to enable the Company to work with fewer vendors than do most mall-based retailers. The Company has established relationships with many of its vendors to plan promotions, review marketing strategies, exchange information through electronic data interchange, manage stock levels and develop quick response inventory replenishment systems.

         At January 30, 1999, the Company employed one vice president/general merchandising manager, three divisional merchandising managers, 13 buyers and three assistant buyers.

         During fiscal 1998, the Company purchased merchandise from approximately 640 vendors, of which two of the major vendors accounted for approximately 10.1% and 8.8% of total Company purchases of goods sold. The Company's 20 largest vendors accounted for approximately 51.2% of total Company purchases during fiscal 1998. The Company believes that its relationship with its vendors is strong. The Company's business is driven by brand names, and the loss of the use of a brand name could have a material adverse effect on its business.

         All of the Company's purchases are shipped to the Company's centralized distribution center in Houston, Texas. At the distribution center, which is designed to handle up to approximately 200 stores, merchandise is received, counted and sorted for distribution to the Company's stores. A planning and allocation staff determines the quantities to be shipped to each store based on the store's needs and merchandise profile. After the merchandise is picked and packed, it is shipped to the stores at regular intervals via a commercial transportation service.

STORE OPERATIONS

         As of January 30, 1999, the Company operated 132 stores in Texas and Louisiana. The Company's stores range in total size from approximately 17,000 square feet to 53,000 square feet and average approximately 25,000 square feet. The majority of the Company's stores are located in strip shopping centers or are free standing. As all of the Company's stores have been and are currently located in Texas and Louisiana, during the last three fiscal years the Company has received no revenues from external customers attributable to foreign countries except for certain revenues received from customers visiting the Company's stores from foreign countries, the amount of which revenues it is impracticable for the Company to determine and which is immaterial to the Company's sales. All of the Company's long-lived assets are currently located in the United States.

         Each store is staffed by a store manager and/or one to two co-managers, one to two assistant managers and/or one to two floor managers, and several sales associates. Store managers report to district supervisors, who in turn report to the Company's vice president of stores.

         The Company periodically reviews its store base and determines whether particular stores need to be improved or closed. The Company generally closes a store at the end of its lease term when the operating profit generated by the store is insufficient to make a contribution to fixed corporate overhead. Stores are closed prior to their lease expiration when they are unprofitable and/or have, in the Company's opinion, limited potential for improvement and the Company has reached a satisfactory agreement with the landlord for closing the location. The Company closed three stores in fiscal year 1998, seven stores in fiscal year 1997 and eight stores in fiscal year 1996.

         During fiscal 1998, the Company opened seven new stores. The average capital cost to construct a new store is approximately $268,000 plus inventory requirements of approximately $450,000 per store (of which approximately 30% is currently financed by vendor accounts payable).

         The Company expects to open approximately six new stores and remodel two stores in fiscal 1999. The Company believes that there are adequate real estate opportunities to open additional stores in the markets it currently serves and to enter new markets in its overall trade areas. These capital expenditures are expected to be funded with cash generated by operations and borrowings under the Company's revolving credit agreement.

ADVERTISING AND PROMOTION

         All advertising and promotion decisions are made by the Company's central merchandising and advertising staff. Key advertising and promotional programs include:

     o Improving the quality of media with more thematic and ethnic presentations, illustration of products with greater impact and color assortment, and specialized merchandise classifications;

     o Coordinating with buyers to maximize return, ensure an in-stock position on ad items, and evaluate pricing programs;

     o    Moving the mix of media to more focused print programs;

     o Targeting print mailings in a more efficient manner and focusing on the ethnicity of different markets;

     o    Upgrading in-store signage;

     o    Adding excitement to the promotional campaign; and

     o Establishing promotional programs that highlight the branded merchandise available and the value pricing being offered to the consumers while also generating an exciting shopping experience for the consumer.

         The Company has laid out marketing strategies that target its demographic strengths relative to its customer base. These demographic strengths include: the ethnic make-up of its customers, value conscious women shoppers with more than one child in the household, fashion oriented young adult males with strong demand for identification with branded products, and the Company's neighborhood presence.

MANAGEMENT INFORMATION SYSTEMS

         The Company uses an integrated merchandising package which includes modules for accounts payable, general ledger, planning, allocation, merchandise analysis, stores and the distribution center. The accounts payable and the general ledger package was installed in fall 1996. In spring 1997, the allocations module was installed and in early fall 1997, the planning module was installed. The merchandise analysis and store sales modules and the distribution center module were installed in early 1998. The Company operates its own in-house computer facility.

         The complete implementation of this system has generated benefits in the following areas: a more defined merchandise reporting system with incremental classification, improved open-to-buy reporting, better information with regard to markdowns, price line reporting, vendor analysis reporting, open-to-ship reporting for improved allocation and auto-allocation capabilities and marketing profitability analysis. As a result of this system's installation, the Company is in a position to install upgraded point-of-sale systems and hardware at the store level in the future.

         The Company scans merchandise price tickets at the point-of-sale and point-of-sale registers automatically determine the correct price through a price look-up capability. The registers also capture financial, credit and statistical information and provide reports on sales by department and class for financial reporting purposes and weekly reports on sales by style, color and size for use by the Company's buyers and management. The merchandise planners and allocators use this information on a regular basis to evaluate and adjust each store's merchandise mix.

         The Company continues to review its information systems needs. Currently, the Company is upgrading and updating some of its merchandising systems to client server based technology. As a result of these changes, the Company should be able to access information more quickly, retain statistical information for longer periods of time and enhance reporting capabilities.

EMPLOYEES

         As of January 30, 1999, the Company had approximately 3,500 full- and part-time employees. The Company has a significant number of part-time store employees and, as is typical in the retail industry, experiences high turnover in its retail sales personnel. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of such total work force, approximately 400 employees are employed in the Company's corporate offices and distribution center.

METHOD OF PAYMENT

         Approximately 90.0% of the Company's net sales are made by cash or check, and 10.0% by national credit cards. Under the related credit card agreements, the Company receives daily payments on amounts charged on those cards. Such a payment is not subject to recovery by such companies unless the charge in question involved the invalid use of such card. The Company does not have its own credit card program, but does offer a layaway program that is approximately 10.7% of the Company's revenues. Layaways are recognized as revenue at the point-of-sale and as a receivable on the balance sheet. The Company generally requires a refundable deposit on layaway sales. As customers pay on their layaways, the payment reduces the receivable.

SEASONALITY

         The Company's business is seasonal with approximately 43.0% of the Company's annual sales being generated during the back-to-school selling season in July and August and the Christmas selling season of November and December. In addition, the Company's performance, like that of many other retailers, is sensitive to the overall U.S. economy and economic cycles and related economic conditions that influence consumer trends and spending patterns.

COMPETITION

         The retail industry is intensely competitive. The Company is in competition with numerous retail outlets in the geographic areas in which it operates, including general merchandise stores, off-price stores, large national discount chains and department stores. Many of the retailers with which the Company competes have greater financial resources than the Company and may have various other financial or other competitive advantages over the Company.

TRADEMARKS AND SERVICE MARKS

         The mark "Weiner's" and other marks using the Company's distinctive logos are federally registered service marks of the Company, and the Company considers these marks and the accompanying goodwill and customer recognition to be valuable to its business. The Company has registrations for other trademarks and service marks routinely used in the Company's marketing, advertising and promotions. Such registrations can be kept in force in perpetuity through continued use of the marks and timely applications for renewal.

ITEM 2.  PROPERTIES

         The Company leases all of its 132 stores in operation as of March 31, 1999, of which 110 stores are located in Texas and 22 stores are located in Louisiana. Most leases are long-term net leases (i.e., lease contracts without a purchase option) which expire on varying dates through 2009. Most of the store leases include renewal options for an additional 5 to 15 years and require the Company to pay taxes, insurance and certain common area maintenance costs in addition to specified minimum rent. Most of the leases also require the payment of contingent rent based upon a specified percentage of sales in excess of a base amount.

         The following table sets forth, as of January 30, 1999, the number of store leases that will expire in each of the indicated calendar years (excluding renewal options):

                                 Number of            Number of Leases
        Calendar Year        Leases Expiring        with Renewal Options
    ---------------------    ------------------    ------------------------
            1999                    12                        8
            2000                    25                       23
            2001                    19                       17
            2002                    16                       16
            2003                    21                       17
         Thereafter                 39                       34
                             ------------------    ------------------------
           Total                    132                      115
                             ==================    ========================

         Most of the Company's stores are either free standing structures or anchors in strip shopping centers. The Company opened 11 new stores and closed 10 stores in the last two fiscal years. The Company enters into and terminates leases from time to time in the ordinary course of business as new stores are opened and stores are closed. See "Business - General" and " - Store Operations."

         The Company owns its distribution center/headquarters facility in Houston, Texas which contains approximately 376,000 square feet and is located on approximately 8.2 acres of land. Such real property is subject to an encumbrance created by the Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement entered into by the Company in connection with its revolving credit agreement.

         The Company considers its stores and its distribution center/headquarters facility to be suitable and adequate for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is party to ordinary routine litigation, arbitrations and proceedings incidental to its business, the dispositions of which are not expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         As of August 17, 1998, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board Service ("OTC") under the symbol "WEIR." There was previously no established public trading market for the Common Stock. The following table sets forth, for each full quarterly period in fiscal year 1998 since trading on the OTC began, the high and low sales price per share of the Company's Common Stock as reported on the OTC.

              1998                        High                      Low
              ----                        ----                      ---
          3rd Quarter                   $1.500                    $0.250
     (from August 17, 1998)

          4th Quarter                    0.281                     0.125

         The last reported sale price per share of Common Stock as reported on the OTC on April 1, 1999 was $0.375. As of April 1, 1999, there were 518 holders of record of the Common Stock. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDENDS

         The Company did not declare or pay any cash dividends with respect to the Common Stock during 1996, 1997 or 1998. The Company presently does not intend to pay cash dividends in the foreseeable future. In addition, the terms of the Company's revolving credit agreement prohibit payment of cash dividends on the Common Stock. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated by reference to the information contained in the Company's Annual Report to Stockholders for fiscal year 1998, filed as Exhibit 13.1 to this Annual Report on Form 10-K, under the caption "Selected Financial Data" (included on page 5).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to the information contained in the Company's Annual Report to Stockholders for fiscal year 1998, filed as Exhibit 13.1 to this Annual Report on Form 10-K, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (included on pages 6
- 12).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference to the information contained in the Company's Annual Report to Stockholders for fiscal year 1998, filed as Exhibit 13.1 to this Annual Report on Form 10-K, under the captions "Weiner's Stores, Inc. Consolidated Balance Sheets" (included on page 13), "Weiner's Stores, Inc. Consolidated Statements of Operations" (included on page 14), "Weiner's Stores, Inc. Consolidated Statements of Changes in Stockholders' Equity (Deficiency)" (included on page 14), "Weiner's Stores, Inc. Consolidated Statements of Cash Flows" (included on page 15), "Weiner's Stores, Inc. Notes to Consolidated Financial Statements" (included on pages 16 - 22) and "Independent Auditors' Reports" (included on page 23).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits

         (1) The following financial statements filed as a part of this Annual Report on Form 10-K are incorporated by reference to the applicable portions of the Company's Annual Report to Stockholders for fiscal year 1998, filed as Exhibit 13.1 to this Annual Report on Form 10-K. See "Financial Statements and Supplementary Data."

          o    Independent Auditors' Reports

          o Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998

          o Consolidated Statements of Operations for the Years Ended January 30, 1999, January 31, 1998 and January 25, 1997

          o Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended January 30, 1999, January 31, 1998 and January 25, 1997

          o Consolidated Statements of Cash Flows for the Years Ended January 30, 1999, January 31, 1998 and January 25, 1997

          o    Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules

                  No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

         (3)      Exhibits

                  See the Exhibit Index for a list of those exhibits filed herewith, which includes and identifies management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10) of Regulation S-K.

(b)      Reports on Form 8-K

                  During the fourth quarter of fiscal 1998, the Company filed a report on Form 8-K on December 31, 1998 to report that the Company's Board of Directors had extended the employment contract of Herbert R. Douglas, President and Chief Executive Officer of the Company, for two additional years.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WEINER'S STORES, INC.

               April 30, 1999        By: /s/ Raymond J. Miller
               --------------            ---------------------------------------
                  (Date)                 Raymond J. Miller
                                         Vice President, Chief Financial Officer
                                         and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 1999.

     SIGNATURE                                                    TITLE

/s/ Herbert R. Douglas*             President and Chief Executive Officer
------------------------------      (Principal Executive Officer) and Chairman
Herbert R. Douglas                  of the Board of Directors


/s/ Raymond J. Miller               Vice President, Chief Financial Officer and
------------------------------      Secretary
Raymond J. Miller                   (Principal Financial Officer) and Director


/s/ Michael S. Marcus*              Controller and Treasurer (Principal
------------------------------      Accounting Officer)
Michael S. Marcus


/s/ Randall L. Lambert*             Director
------------------------------
Randall L. Lambert


/s/ Gasper Mir*                     Director
------------------------------
Gasper Mir


/s/ F. Hall Webb*                   Director
------------------------------
F. Hall Webb


/s/ Melvyn L. Wolff*                Director
------------------------------
Melvyn L. Wolff



*By: /s/ Raymond J. Miller
     -------------------------
     Raymond J. Miller
     Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit No.                         Description

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

10.1 Transportation Agreement between the Company and Roadrunner Moving & Storage, Inc., dated February 11, 1998 (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 filed April 14, 1998)

10.2 Second Amendment, dated as of August 29, 1998, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998)

10.3+ Employment Agreement, dated as of February 1, 1999, between the Company and Herbert R. Douglas (incorporated by reference to
                 Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1998)

13.1*            Annual Report to Stockholders of the Company for fiscal year
                 1998

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form 10 filed April 14, 1998)

23.1*            Consent of Independent Auditors

24.1*            Powers of Attorney

27.1*            Financial Data Schedule


-----------------------------------------

*        Filed herewith
+        Management contracts or compensatory plans or arrangements