Form 10-Q
period 1998-05-01
WEINERS STORES INC
filed 1999-06-14
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671


                              WEINER'S STORES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


            Delaware                                        76-0355003
            --------                                        ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)


               6005 Westview Drive, Houston, TX                77055
               --------------------------------                -----
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

         As of June 11, 1999, there were 18,476,830 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.



3#v102.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                            QUARTER ENDED MAY 1, 1999

                                Table of Contents

                                                                                           Page No.
                                                                                           --------
PART I.   FINANCIAL INFORMATION
         ITEM 1. Financial Statements                                                        3

                  Consolidated Statements of Operations                                      3

                  Consolidated Balance Sheets                                                4

                  Consolidated Statements of Cash Flows                                      5

                  Notes to Consolidated Financial Statements                                 6-7

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                 8-12

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                  12

PART II.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                           12

         ITEM 2. Changes in Securities and Use of Proceeds                                   12

         ITEM 3. Defaults Upon Senior Securities                                             12

         ITEM 4. Submission of Matters to a Vote of Security Holders                         12

         ITEM 5. Other Information                                                           12

         ITEM 6. Exhibits and Reports on Form 8-K                                            12

SIGNATURES                                                                                   13

EXHIBIT INDEX                                                                                14


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Thirteen Weeks     Thirteen Weeks
                                                               Ended               Ended
                                                            May 1, 1999         May 2, 1998
                                                       ------------------- ------------------
Net sales                                                    $ 69,602,000       $ 61,579,000

Cost of goods sold                                             45,180,000         38,788,000
                                                       ------------------- ------------------

Gross margin                                                   24,422,000         22,791,000

Selling, administrative and other operating costs              22,179,000         22,010,000
                                                       ------------------- ------------------

Operating income                                                2,243,000            781,000

Interest expense                                                (210,000)          (177,000)

Interest income                                                       -                  -
                                                       ------------------- ------------------

Income before income taxes                                      2,033,000           604,000

Income taxes                                                          -                   -
                                                       ------------------- ------------------

Net income                                                  $   2,033,000     $     604,000
                                                       =================== ==================

Net income per share of common stock                           $     0.11         $     0.03
                                                       =================== ==================

Weighted average number of shares of
  common stock outstanding                                     18,477,000         19,000,000
                                                       =================== ==================


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               May 1,            January 30,
                                                                                1999                 1999
                                                                          ------------------  -------------------
                                                                             (Unaudited)
ASSETS
Current Assets:
   Cash                                                                     $   4,255,000        $  7,176,000
   Receivables, net                                                             1,492,000           1,252,000
   Merchandise inventories, net                                                59,667,000          54,243,000
   Prepaid expenses and other assets                                            5,085,000           2,380,000
                                                                          ------------------  -------------------

                Total current assets                                           70,499,000          65,051,000
                                                                          ------------------  -------------------

Property and Equipment:
   Land                                                                           258,000             258,000
   Building - distribution center and office facility                           1,996,000           1,996,000
   Furniture, fixtures and leasehold improvements                              22,142,000          20,728,000
                                                                          ------------------  -------------------

                Total                                                          24,396,000          22,982,000
     Less accumulated depreciation and amortization                            (5,167,000)         (4,296,000)
                                                                          ------------------  -------------------

                  Total property and equipment, net                            19,229,000          18,686,000
                                                                          ------------------  -------------------

Excess Reorganization Value, less accumulated amortization of
   $584,000 and $504,000, respectively                                          3,827,000           3,907,000
                                                                          ------------------  -------------------

                                                                            $  93,555,000       $  87,644,000
                                                                          ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                   $  17,144,000       $  20,999,000
   Accrued expenses and other current liabilities                               9,004,000           9,271,000
                                                                          ------------------  -------------------

                Total current liabilities                                      26,148,000          30,270,000
                                                                          ------------------  -------------------

Other Liabilities                                                                 397,000             397,000
Long-Term Debt                                                                 12,000,000           4,000,000

Commitments and Contingencies                                                         -                   -

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued                                                     190,000             190,000
   Additional paid-in capital                                                  63,664,000          63,664,000
   Accumulated deficit                                                         (8,844,000)        (10,877,000)
   Treasury stock, at cost, 523,170 shares                                            -                   -
                                                                          ------------------  -------------------

                  Total stockholders' equity                                   55,010,000          52,977,000
                                                                          ------------------  -------------------

                                                                            $  93,555,000       $  87,644,000
                                                                          ==================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Thirteen Weeks      Thirteen Weeks
                                                             Ended               Ended
                                                          May 1, 1999         May 2, 1998
                                                       ------------------- -------------------
Net cash (used in) provided by operating activities     $   (9,506,000)      $  2,478,000
                                                       ------------------- -------------------

Cash Flows from Investing Activities:
   Capital expenditures                                     (1,415,000)         (1,639,000)
   Proceeds on disposition of assets                            -                   21,000
                                                       ------------------- -------------------

Net cash used in investing activities                       (1,415,000)         (1,618,000)
                                                       ------------------- -------------------

Cash Flows from Financing Activities:
   Net borrowings under bank line of credit                  8,000,000           3,000,000
                                                       ------------------- -------------------

Net cash provided by financing activities                    8,000,000           3,000,000
                                                       ------------------- -------------------

Net (Decrease) Increase in Cash                             (2,921,000)         3,860,000
Cash, beginning of period                                    7,176,000           3,574,000
                                                       ------------------- -------------------

Cash, end of period                                      $   4,255,000       $   7,434,000
                                                       =================== ===================



The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of May 1, 1999, and the results of its operations and its cash flows for each of the thirteen week periods ended May 1, 1999 and May 2, 1998. The results of operations for the thirteen week period may not be indicative of the results for the entire year.

         These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 30, 1999 and related notes which are included in the Company's Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures necessary for complete consolidated financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited consolidated financial statements and related notes thereto.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior year balances have been reclassified to conform to current year presentation.

(2)  Long-Term Debt

         At May 1, 1999, the Company had approximately $17,286,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $5,990,000 and borrowings of $12,000,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

(3)  Accrued Expenses

         Accrued expenses consisted of the following:

                                                         May 1, 1999           January 30, 1999
                                                      -------------------     -------------------
              Payroll and related benefits               $  1,426,000             $  2,211,000
              Taxes other than income taxes                 2,485,000                1,563,000
              Rent and other related costs                  1,770,000                2,264,000
              Other                                         3,323,000                3,233,000
                                                      -------------------     -------------------
                                  Total                  $  9,004,000             $  9,271,000
                                                      ===================     ===================

(4)  Leases

         During the thirteen weeks ended May 1, 1999, the Company entered into new leases for five stores, including relocations, opened two stores, closed two stores and executed renewal options on several locations. Future minimum rental payments have increased approximately $6,020,000 since January 30, 1999, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $47,830,000.

         Total rent expense for all operating leases was as follows:

                               Thirteen               Thirteen
                              Weeks Ended            Weeks Ended
                              May 1, 1999            May 2, 1998
                            ------------------     ------------------
  Minimum rentals             $  2,674,000           $  2,482,000
  Contingent rentals               167,000                 97,000
                           ------------------     ------------------
          Total               $  2,841,000           $  2,579,000
                           ==================     ==================

(5)  Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first thirteen weeks of 1999 or 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards.

(6)  New Accounting Developments

         The Accounting Standards Executive Committee has issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). Among other things, SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 beginning January 31, 1999 (fiscal year 1999). Prior to adoption of SOP 98-5, the Company expensed the costs associated with the opening of new stores in the fiscal year in which the store was opened. Had start-up costs been expensed as incurred in fiscal 1998, net income would not have been materially different.

         The Company recognizes revenue at the point of sale. The Company has a layaway program that in the first quarter of 1999 accounted for approximately 7.5% of the Company's revenues. Layaways are recognized as revenue at the point of sale and as a receivable on the balance sheet. (Net layaway receivables at May 1, 1999 are $1,225,000.) The Company provides an allowance for layaway sales receivable based on management's estimate of the amount by which uncollectible receivables would exceed the cost of the items reverting back to inventory. This estimate is based on the Company's historical calculation of layaway sales that will never be completed. The Company generally requires a refundable deposit on layaway sales. As customers pay on their layaways, the payment reduces the receivable. The Staff of the U.S. Securities and Exchange Commission is currently developing a Staff Accounting Bulletin that will address revenue recognition matters. The issuance of this guidance could impact the Company's accounting for layaway sales.

 (7)  Earnings Per Share

         Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                         May 1, 1999            May 2, 1998
                                                       ----------------       ----------------
   Weighted average number of shares of
        common stock outstanding                          18,476,830              19,000,000
   Common stock equivalent - shares issuable
        under the 1997 Stock Incentive Plan                       -                       -
                                                       ----------------       ----------------
   Weighted average number of shares of common
        stock outstanding assuming full dilution          18,476,830              19,000,000
                                                       ================       ================



         The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity (i.e., no dilution for the earnings per share computations).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, Year 2000 issues, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1998

         Net sales in the first quarter of 1999 increased 13.0% to $69,602,000 from $61,579,000 in the first quarter of 1998. The increase is primarily attributable to a 12.3% increase in comparable store sales for the first quarter of 1999 compared to the same period last year.

         Gross margin in the first quarter of 1999 decreased as a percentage of sales to 35.1% from 37.0% in the first quarter of 1998. This decrease is primarily attributable to lower planned initial markup and increased promotional markdowns to support the Company's new marketing concept.

         Selling, administrative and other operating costs increased slightly to $22,179,000 in the first quarter of 1999 compared to $22,010,000 in the first quarter of 1998. The increase is primarily attributable to an increase in rent expense relating to new stores and utility expense, partially offset by a decrease in promotional advertising and software rentals. As a percentage of sales, selling, administrative and other operating costs in the first quarter of 1999 decreased to 31.9% from 35.7% in the first quarter of 1998. This decrease is primarily attributable to the increase in sales during the first quarter of 1999 as discussed above and expense control.

         Operating income increased to $2,243,000 in the first quarter of 1999 from $781,000 in the first quarter of 1998. The Company continues to focus on its inventory mix and evaluating overall expense control initiatives to attempt to further enhance operating results for the remainder of fiscal 1999.

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first quarter of 1999 or the first quarter of 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards.

         The Company recorded interest expense of $210,000 in the first quarter of 1999 compared to $177,000 in the first quarter of 1998. The increase is due primarily to the increase in borrowings during the first quarter of 1999 as compared to the first quarter of 1998.

         The Company's net income for the first quarter of 1999 was $2,033,000, or $0.11 per share of common stock, compared to a net income of $604,000 or $.03 per share of common stock for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations and Working Capital

         The Company's cash used in operations was $9,506,000 during the first quarter ended May 1, 1999, compared to cash provided by operations of $2,478,000 during the first quarter ended May 2, 1998. The increase in net cash used in operations is primarily attributable to the increase in inventory and decrease in accounts payable. The Company's working capital was $44,351,000 at May 1, 1999 compared to $34,781,000 at January 30, 1999 and $44,376,000 at May 2, 1998.
The Company's primary source of liquidity has been borrowings under the revolving credit agreement (the "Revolving Credit Agreement"), dated August 26, 1997, as amended, between the Company and The CIT Group/Business Credit, Inc., as agent (the "Agent") and the lenders thereunder.

Revolving Credit Agreement

         The Company's Revolving Credit Agreement provides a $40,000,000 working capital facility, including a $15,000,000 sub-facility for the issuance of letters of credit. The Revolving Credit Agreement is secured by substantially all of the Company's assets. The Revolving Credit Agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the Revolving Credit Agreement bear interest at the reference rate thereunder plus 0.5% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.5%. Under the terms of the Revolving Credit Agreement, capital expenditures are limited to $7,000,000 in fiscal 1999. The Revolving Credit Agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. The Revolving Credit Agreement expires on August 31, 2000. As of May 1, 1999, the Company was in compliance with all of its covenants under the Revolving Credit Agreement.

         At May 1, 1999, the Company had approximately $17,286,000 of availability under the working capital facility, after considering borrowings and outstanding letters of credit. At May 1, 1999, the outstanding letters of credit thereunder were approximately $5,990,000.

         The Company believes that its internally generated cash flow, together with borrowings under the Revolving Credit Agreement, will be adequate to finance the Company's operating requirements, debt repayments and capital needs during the foreseeable future. Any material shortfalls in operating cash flow or variances from anticipated performance could require the Company to seek alternative sources of financing or to limit capital expenditures.

Capital Expenditures

         The Company's capital expenditures are expected to be approximately $5,000,000 in fiscal 1999, primarily for the opening of new stores, remodeling of existing stores and management information system enhancements. The Company expects to fund these capital expenditures from cash generated by operations and borrowings under the Revolving Credit Agreement.

NEW ACCOUNTING DEVELOPMENTS

         The Accounting Standards Executive Committee has issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). Among other things, SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 beginning January 31, 1999 (fiscal year 1999). Prior to adoption of SOP 98-5, the Company expensed the costs associated with the opening of new stores in the fiscal year in which the store was opened. Had start-up costs been expensed as incurred in fiscal 1998, net income would not have been materially different.

         The Company recognizes revenue at the point of sale. The Company has a layaway program that in the first quarter of 1999 accounted for approximately 7.5% of the Company's revenues. Layaways are recognized as revenue at the point of sale and as a receivable on the balance sheet. (Net layaway receivables at May 1, 1999 are $1,225,000.) The Company provides an allowance for layaway sales receivable based on management's estimate of the amount by which uncollectible receivables would exceed the cost of the items reverting back to inventory. This estimate is based on the Company's historical calculation of layaway sales that will never be completed. The Company generally requires a refundable deposit on layaway sales. The Company generally requires a refundable deposit on layaway sales. As customers pay on their layaways, the payment reduces the receivable. The Staff of the U.S. Securities and Exchange Commission is currently developing a Staff Accounting Bulletin that will address revenue recognition matters. The issuance of this guidance could impact the Company's accounting for layaway sales.

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

The Company's State of Readiness

         In the ordinary course of business, the Company initiated plans to replace or enhance its core business systems beginning in fiscal 1996 through 1999 with systems which would be Year 2000 compliant. During fiscal 1997, the Company established an oversight committee (the "Committee"), consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as to make inquiries with respect to the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. The Committee meets regularly to review the progress of the Company's Year 2000 compliance initiative. The goal of the Committee is to achieve a transition for the Company into the year 2000 that is free of any material interruptions. The Company has divided its Year 2000 efforts into five phases: (i) identification and inventorying of systems, including embedded chip equipment with potential Year 2000 problems; (ii) assessment of the scope of Year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of Year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement, or retirement; (iv) testing for a validation of Year 2000 compliance; and (v) developing contingency plans to address the most reasonably likely worst case scenario for the Company's Year 2000 issues. Because the Company uses a variety of systems, internally developed and third party provided software and embedded chip equipment, depending upon business function and location, various aspects of the Company's Year 2000 efforts are in different phases and are proceeding in parallel.

         The Company's operations are also dependent upon the Year 2000 readiness of third parties who do business with the Company. In particular, the Company's systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the Company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone service, electric power, gas, water, banking facilities, merchandise purchases, deliveries, federal, state and other governmental agencies, and other services. The Company has identified and has initiated formal communications with key third parties and suppliers and with significant merchandise vendors to determine the extent to which such parties have resolved their own Year 2000 issues. Although the Company is continuing to make such inquiries of third party providers and to seek responses thereto, and the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of additional information concerning the Year 2000 readiness of third parties. Consequently, the resulting risks to the Company's business are very difficult to assess. Where commercially reasonable to do so, the Company intends to assess its risks with respect to failure by third parties to be Year 2000 compliant and to seek to mitigate those risks. The Company believes that there are certain third party providers with respect to which there is no reasonable method to mitigate such risks.

Costs

         The total cost associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The Company expects such costs in the aggregate to be approximately $50,000 exclusive of system additions, upgrades or replacements incurred in the ordinary course of business and assuming no necessity to implement contingency plans. Costs through May 1, 1999 have been approximately $30,000. The remaining compliance costs are expected to be incurred within the next nine months.

Risks

         The Company intends and expects to implement the changes that it determines to be necessary to address the Year 2000 issue for systems and embedded chip equipment used within the Company. The Company presently believes that, with modifications to its existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the Year 2000 issue is not reasonably likely to pose significant operational problems for the Company's systems and embedded chip equipment as so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed on a timely basis, or if the Company's vendors' or suppliers' systems are not Year 2000 compliant, the Year 2000 issue may have a material, adverse impact on the results of operations and financial condition of the Company.

         The Company is presently unable to accurately assess the likelihood that the Company will experience significant operational problems due to unresolved Year 2000 problems of third parties who do business with the Company. There can be no assurance that such other entities will achieve timely Year 2000 compliance; if they do not, Year 2000 problems could have a material, adverse effect on the Company's operations. Similarly, there can be no assurance that the Company can timely mitigate its risks related to suppliers' failure to resolve their Year 2000 issues. If such mitigation is not achievable, Year 2000 problems could have a material, adverse effect on the Company's operations.

         The Company estimates that it will achieve Year 2000 compliance by the end of August 1999. The Company's estimates of such date and the costs of achieving Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 remediation work, the ability to locate and correct all relevant computer codes and to do so on a timely basis, the success achieved by the Company's suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties, many of which are beyond the Company's control.

Contingency Plans

         The Company is in the process of developing Year 2000 contingency plans to address its most critical operational areas at the Company level. By the close of the second quarter of fiscal 1999, the Company expects to more completely define these issues, quantify their potential impact and complete the development of such contingency plans. However, the necessity, timing and cost of any contingency plans must be evaluated on a case-by-case basis and may vary considerably, and testing results and external business partner responses may require changes in or additions to such plans. Furthermore, there may be no practical alternative course of action available to the Company for some issues. The Company's statements of its expectations regarding the Year 2000 problem, including as to the current status, date of completion and costs of its Year 2000 compliance programs, are forward-looking statements. These statements are management's best estimates based on information currently available. Therefore, they are inherently subject to risks and uncertainties, including those described above, which could cause actual results to differ and which may have a material adverse effect on the Company's business, financial position, results of operations or capital or liquidity needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION

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

            10.1 Amendment No. 3 to Employment Agreement, dated effective as of March 25, 1999, between the Company and Raymond J. Miller (filed herewith)

            27.1        Financial Data Schedule (filed herewith)

           (b) The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WEINER'S STORES, INC.

              June 14, 1999                By: /s/ Raymond J. Miller
                  (Date)                       -----------------------------
                                               Raymond J. Miller
                                               Vice President,  Chief Financial
                                               Officer and Secretary

                                 EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

3.2         Restated Bylaws of the Company (incorporated by reference to Exhibit
            3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

10.1 Amendment No. 3 to Employment Agreement, dated effective as of March 25, 1999 , between the Company and Raymond J. Miller (filed herewith)

27.1        Financial Data Schedule (filed herewith)