Form 10-Q
period 1999-07-31
WEINERS STORES INC
filed 1999-09-13
CIK 1053316

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671

                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


                   Delaware                     76-0355003
                   --------                     ----------
      (State or other jurisdiction of         (IRS Employer
       incorporation or organization)       Identification No.)

                    6005 Westview Drive, Houston, TX          77055
               -------------------------------------------------------
               (Address of principal executive offices)     (zip code)

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

           As of September 10, 1999, there were 18,476,830 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

80289.0001


                              WEINER'S STORES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 31, 1999

                                Table of Contents
                                                                                                    Page No.
                                                                                                    --------
PART I.     FINANCIAL INFORMATION

           ITEM 1. Financial Statements                                                                 3

                     Consolidated Statements of Operations                                              3

                     Consolidated Balance Sheets                                                        4

                     Consolidated Statements of Cash Flows                                              5

                     Notes to Consolidated Financial Statements                                       6-8

           ITEM 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                         8-13

           ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                          13

PART II.   OTHER INFORMATION

           ITEM 1. Legal Proceedings                                                                   14

           ITEM 2. Changes in Securities and Use of Proceeds                                           14

           ITEM 3. Defaults Upon Senior Securities                                                     14

           ITEM 4. Submission of Matters to a Vote of Security Holders                                 14

           ITEM 5. Other Information                                                                   14

           ITEM 6. Exhibits and Reports on Form 8-K                                                    14

SIGNATURES                                                                                             15

EXHIBIT INDEX                                                                                          16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                      Thirteen            Thirteen             Twenty-Six           Twenty-Six
                                                    Weeks Ended          Weeks Ended           Weeks Ended          Weeks Ended
                                                   July 31, 1999       August 1, 1998         July 31, 1999       August 1, 1998
                                                -----------------------------------------  ----------------------------------------

Net sales                                         $  79,532,000         $  68,548,000         $ 149,135,000       $ 130,127,000

Cost of goods sold                                   55,180,000            46,063,000           100,362,000          84,852,000
                                                -----------------------------------------  ----------------------------------------

Gross margin                                         24,352,000            22,485,000            48,773,000          45,275,000

Selling, administrative
  and other operating costs                          23,540,000            22,817,000            45,717,000          44,825,000
                                                -----------------------------------------  ----------------------------------------

Operating income (loss)                               812,000                (332,000)            3,056,000             450,000


Interest expense                                     (349,000)               (264,000)             (560,000)           (442,000)


Interest income                                            -                       -                 -                      -
                                                -----------------------------------------  ----------------------------------------

Income (loss) before income taxes                 $   463,000           $    (596,000)        $   2,496,000       $       8,000


Income taxes                                              -                     -                        -                   -
                                                -----------------------------------------  ----------------------------------------

Net income (loss)                                 $   463,000           $    (596,000)        $   2,496,000       $       8,000
                                                =========================================  ========================================

Net income (loss) per share of
common stock                                      $      0.03           $       (0.03)        $        0.14       $        0.00
                                                =========================================  ========================================

Weighted average number of shares of
common stock                                       18,487,000              19,000,000            18,482,000          19,000,000
                                                =========================================  ========================================







The accompanying notes are an integral part of these consolidated financial statements.


                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                            July 31,               January 30,
                                                                                              1999                    1999
                                                                                      ----------------------  ---------------------
                                                                                           (Unaudited)
ASSETS
Current Assets:
   Cash                                                                                 $   8,478,000            $   7,176,000
   Receivables, net                                                                        12,318,000                1,252,000
   Merchandise inventories, net                                                            58,301,000               54,243,000
   Prepaid expenses and other assets                                                        3,938,000                2,380,000
                                                                                        -------------            -------------

                Total current assets                                                       83,035,000               65,051,000
                                                                                        -------------            -------------
Property and Equipment:
   Land                                                                                       258,000                  258,000
   Building - distribution center and office facility                                       1,996,000                1,996,000
   Furniture, fixtures and leasehold improvements                                          23,915,000               20,728,000
                                                                                        -------------            -------------

                Total                                                                      26,169,000               22,982,000
     Less accumulated depreciation and amortization                                        (6,066,000)              (4,296,000)
                                                                                        -------------            -------------

                  Total property and equipment, net                                        20,103,000               18,686,000
                                                                                        -------------            -------------

Excess Reorganization Value, less accumulated amortization of
   $655,000 and $504,000, respectively                                                      3,756,000                3,907,000
                                                                                        -------------            -------------

                                                                                        $ 106,894,000            $  87,644,000
                                                                                        =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                               $  22,069,000            $  20,999,000
   Accrued expenses and other current liabilities                                          10,955,000                9,271,000
                                                                                        -------------            -------------

                Total current liabilities                                                  33,024,000               30,270,000
                                                                                        -------------            -------------

Other Liabilities                                                                             397,000                  397,000
Long-Term Debt                                                                             18,000,000                4,000,000

Commitments and Contingencies                                                                    --                       --

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued                                                                 190,000                  190,000
   Additional paid-in capital                                                              63,664,000               63,664,000
   Accumulated deficit                                                                     (8,381,000)             (10,877,000)
   Treasury stock, at cost, 523,170 shares                                                       --                       --
                                                                                        -------------            -------------

                  Total stockholders' equity                                               55,473,000               52,977,000
                                                                                        -------------            -------------

                                                                                        $ 106,894,000            $  87,644,000
                                                                                        =============            =============

The accompanying notes are an integral part of these consolidated financial statements.


                             WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Twenty-Six             Twenty-Six
                                                                     Weeks Ended             Weeks Ended
                                                                    July 31, 1999          August 1, 1998
                                                                ----------------------- ----------------------
Net cash (used in) provided by operating activities                 $ (9,507,000)             $  2,253,000
                                                                    ------------              ------------
Cash Flows from Investing Activities:
   Capital expenditures                                               (3,191,000)               (3,049,000)
   Proceeds on disposition of assets                                        --                      65,000
                                                                    ------------              ------------

Net cash used in investing activities                                 (3,191,000)               (2,984,000)
                                                                    ------------              ------------
Cash Flows from Financing Activities:
   Net borrowings under bank line of credit                           14,000,000                 8,000,000
                                                                    ------------              ------------

Net cash provided by financing activities                             14,000,000                 8,000,000
                                                                    ------------              ------------

Net Increase in Cash                                                   1,302,000                 7,269,000
Cash, beginning of period                                              7,176,000                 3,574,000
                                                                    ------------              ------------

Cash, end of period                                                 $  8,478,000              $ 10,843,000
                                                                    ============              ============










The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of July 31, 1999, and the results of its operations and its cash flows for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998. The results of operations for the thirteen and twenty-six week periods may not be indicative of the results for the entire year.

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

(2)  Long-Term Debt

           At July 31, 1999, the Company had approximately $9,644,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $8,295,000 and borrowings of $18,000,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

(3)  Accrued Expenses

           Accrued expenses consisted of the following:

                                                                   July 31, 1999              January 30, 1999
                                                              ------------------------     ----------------------
                Payroll and related benefits                     $   1,513,000                  $  2,211,000
                Taxes other than income taxes                        4,187,000                     1,563,000
                Rent and other related costs                         2,071,000                     2,264,000
                Other                                                3,184,000                     3,233,000
                                                              ------------------------     ----------------------
                                    Total                        $  10,955,000                  $  9,271,000
                                                              ========================     ======================

(4)  Leases

           During the twenty-six weeks ended July 31, 1999, the Company entered into new leases for seven stores, including relocations, and executed renewal options on several locations. During the twenty-six weeks ended July 31, 1999, the Company opened six new stores and closed two stores. Future minimum rental payments have increased approximately $9,827,000 since January 30, 1999, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $48,933,000.

           Total rent expense for all operating leases was as follows:

                                    Thirteen                 Thirteen                Twenty-Six               Twenty-Six
                                  Weeks Ended              Weeks Ended              Weeks Ended              Weeks Ended
                                 July 31, 1999            August 1, 1998           July 31, 1999            August 1, 1998
                               -------------------     ---------------------     -------------------     ---------------------
  Minimum rentals              $   2,704,000           $    2,496,000               $  5,378,000            $  4,979,000
  Contingent rentals                  87,000                  124,000                    254,000                 221,000
                               -------------------     ---------------------     -------------------     ---------------------
          Total                $   2,791,000           $    2,620,000               $  5,632,000            $  5,200,000
                               ===================     =====================     ===================     =====================

(5)  Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the second quarter of 1999 or 1998, or during the first six months of 1999 or 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the second quarter of 1999 or 1998, or during the first twenty-six weeks of 1999 or 1998.

(6)  New Accounting Developments

           The Accounting Standards Executive Committee has issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). Among other things, SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 beginning January 31, 1999 (fiscal year 1999). Prior to its adoption of SOP 98-5, the Company expensed the costs associated with the opening of new stores in the fiscal year in which the store was opened. Had start-up costs been expensed as incurred in fiscal 1998, the second quarter of 1998 would have resulted in a net loss of $558,000 and the first twenty-six weeks of 1998 would have resulted in a net loss of $136,000.

           The Company offers a layaway program pursuant to which its customers are permitted to purchase merchandise currently available for sale and pay for the goods over a 30 to 60 day period. At the time of the sale, the goods are segregated from the Company's inventory and held for the benefit of the customer pending payment in full for the goods. The Company views layaway transactions as similar to charge sales that carry a right of return. In the first six months of 1999 the Company's layaway program accounted for approximately 15.6% of the Company's revenues. Layaways are recognized as revenue at the point of sale and as a receivable on the balance sheet (net layaway receivables at July 31, 1999 are $11,468,000 as compared to $7,141,000 at August 1, 1998). The Company provides an allowance for layaway sales receivables based on management's estimate of the amount by which uncollected receivables will exceed the cost of the items reverting back to inventory. This estimate is based on the Company's historical calculation of layaway sales that will never be completed. The Company generally requires a refundable deposit on layaway sales. As customers pay off the balance on their layaway purchases, the payment reduces the corresponding receivable.

           The Staff of the U.S. Securities and Exchange Commission (the "Staff") has requested that the Company change its treatment regarding revenue recognition of layaway sales, commencing with the Company's forthcoming fiscal year which begins January 30, 2000, to reflect layaway sales as deposits until the merchandise is paid in full and delivered to the customer. It is the Company's understanding that the Staff is currently developing a Staff Accounting Bulletin that will address revenue recognition matters which would require that layaway sales be treated in a manner consistent with such request, although the Staff has not given any indication as to when such Bulletin will be issued. As a result of the Staff's request, the Company is currently reviewing the feasibility of implementing software changes that would be necessary in order to comply with such request.

           The Company currently is evaluating the impact of this change in revenue recognition of layaway sales. This evaluation is very difficult due to the system constraints regarding the historical information of payments relating to specific transactions. The Company estimates that, in the year of adoption, approximately $1.0 to $3.0 million of revenue would be deferred into the next fiscal year. Once adopted, the Company believes there will be a minimal impact on an annual basis, however the impact on the results of operations on a quarter to quarter basis will be much more pronounced. The impact will be especially pronounced in the second quarter and first six months because these periods include a portion of the Company's important back-to-school sales period. Had the Company accounted for the layaway sales as deposits during fiscal 1999, approximately $12.0 to $15.0 million of second quarter revenues, and approximately $13.0 to $18.0 million of the first six months revenues, would have been deferred to subsequent periods.

 (7)  Earnings Per Share

           Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                         Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                                  -------------------------------------     ------------------------------------
                                                  July 31, 1999        August 1, 1998        July 31, 1999       August 1, 1998
                                                  ---------------     -----------------     ----------------     ---------------
   Weighted average number of shares of
        common stock outstanding                      18,476,830            19,000,000           18,476,830          19,000,000
   Common stock equivalent - shares issuable
        under the 1997 Stock Incentive Plan               10,346                     -                5,173                   -
                                                  ---------------     -----------------     ----------------     ---------------
   Weighted average number of shares of common
        stock outstanding assuming full dilution      18,487,176            19,000,000           18,482,003          19,000,000
                                                  ===============     =================     ================     ===============

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 31, 1999 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 1,
1998

           Net sales in the second quarter of 1999 increased 16.0% to $79,532,000 from $68,548,000 in the second quarter of 1998. The increase is primarily attributable to a 10.9% increase in comparable store sales for the second quarter of 1999 compared to the same period last year and new stores opened in 1999 and the latter part of 1998.

           Gross margin in the second quarter of 1999 decreased as a percentage of sales to 30.6% from 32.8% in the second quarter of 1998. This decrease is primarily attributable to lower planned initial markup and increased promotional markdowns to support the Company's new marketing concept.

           Selling, administrative and other operating costs increased to $23,540,000 in the second quarter of 1999 compared to $22,817,000 in the second quarter of 1998. The increase is primarily attributable to an increase in rent expense relating to new stores, utility expense, and new store pre-opening expenses. As a percentage of sales, selling, administrative and other operating costs in the second quarter of 1999 decreased to 29.6% from 33.3% in the second quarter of 1998. This decrease is primarily attributable to the increase in sales during the second quarter of 1999 as discussed above and expense control.

           Operating income increased to $812,000 in the second quarter of 1999 from an operating loss of $332,000 in the second quarter of 1998. The Company continues to focus on its inventory mix and evaluating overall expense control initiatives to attempt to further enhance operating results for the remainder of fiscal 1999.

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the second quarter of 1999 or the second quarter of 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the second quarter of 1999 or the second quarter of 1998.

           The Company recorded interest expense of $349,000 in the second quarter of 1999 compared to $264,000 in the second quarter of 1998. The increase is due primarily to the increase in borrowings during the second quarter of 1999 as compared to the second quarter of 1998.

           The Company's net income was $463,000, or $0.03 per share of common stock, for the second quarter of 1999, compared to a net loss of $596,000, or $0.03 per share of common stock, for the second quarter of 1998.

TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

           Net sales in the first six months of 1999 increased 14.6% to $149,135,000 from $130,127,000 in the first six months of 1998. The increase is primarily attributable to a 11.6% increase in comparable store sales for the first six months of 1999 compared to the same period last year and new stores opened in 1999 and the latter part of 1998.

           Gross margin in the first six months of 1999 decreased as a percentage of sales to 32.7% from 34.8% in the first six months of 1998. This decrease is primarily attributable to lower planned initial markup and increased promotional markdowns to support the Company's new marketing concept.

           Selling, administrative and other operating costs increased to $45,717,000 in the first six months of 1999 compared to $44,825,000 in the first six months of 1998. The increase is primarily attributable to an increase in utility expense, rent expense relating to new stores, freight services and bank card service charges, offset by a decrease in promotional advertising and depreciation expense. As a percentage of sales, selling, administrative and other operating costs in the first six months of 1999 decreased to 30.7% from 34.4% in the first six months of 1998. This decrease is primarily attributable to the increase in sales during the first six months of 1999 as discussed above and expense control.

           Operating income increased to $3,056,000 in the first six months of 1999 from $450,000 in the first six months of 1998. The Company continues to focus on its inventory mix and evaluating overall expense control initiatives to attempt to further enhance operating results for the remainder of fiscal 1999.

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first six months of 1999 or the first six months of 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the first six months of 1999 or the first six months of 1998.

           The Company recorded interest expense of $560,000 in the first six months of 1999 compared to $442,000 in the first six months of 1998. The increase is due primarily to the increase in borrowings during the first six months of 1999 as compared to the first six months of 1998.

           The Company's net income was $2,496,000, or $0.14 per share of common stock, for the first six months of 1999, compared to net income of $8,000, or less than $0.01 per share of common stock, for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations and Working Capital

           The Company's cash used in operations was $9,507,000 during the twenty-six weeks ended July 31, 1999, compared to cash provided by operations of $2,253,000 during the twenty-six weeks ended August 1, 1998. The increase in net cash used in operations is primarily attributable to the increase in net receivables. The Company's working capital was $50,011,000 at July 31, 1999 compared to $34,781,000 at January 30, 1999 and $48,427,000 at August 1, 1998.
The Company's primary source of liquidity has been borrowings under the revolving credit agreement (the "Revolving Credit Agreement"), dated August 26, 1997, as amended, between the Company and The CIT Group/Business Credit, Inc., as agent (the "Agent") and the lenders thereunder.

Revolving Credit Agreement

           The Company's Revolving Credit Agreement provides a $40,000,000 working capital facility, including a $15,000,000 sub-facility for the issuance of letters of credit. The Revolving Credit Agreement is secured by substantially all of the Company's assets. The Revolving Credit Agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the Revolving Credit Agreement bear interest at the reference rate thereunder plus 0.5% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.5%. Under the terms of the Revolving Credit Agreement, capital expenditures are limited to $7,000,000 in fiscal 1999. The Revolving Credit Agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. The Revolving Credit Agreement expires on August 31, 2000. As of July 31, 1999, the Company was in compliance with all of its covenants under the Revolving Credit Agreement.

           At July 31, 1999, the Company had approximately $9,644,000 of availability under the working capital facility, after considering borrowings and outstanding letters of credit. At July 31, 1999, the outstanding letters of credit thereunder were approximately $8,295,000.

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

Capital Expenditures

           The Company's capital expenditures are expected to be approximately $6,000,000 in fiscal 1999, primarily for the opening of new stores, remodeling of existing stores and management information system enhancements. The Company expects to fund these capital expenditures from cash generated by operations and borrowings under the Revolving Credit Agreement.

           On August 8, 1999, subsequent to the end of the Company's second quarter, the Company entered into a purchase agreement with its current merchandising/general ledger software and hardware provider by which the Company plans to install a state-of-the-art point of sale ("POS") system in approximately 60 of its stores during fiscal 2000 and 2001. The estimated cost of equipment and software over the two year period is approximately $2,500,000. At this juncture, the Company has not determined whether it will lease or purchase the POS system.

NEW ACCOUNTING DEVELOPMENTS

           The Accounting Standards Executive Committee has issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). Among other things, SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 beginning January 31, 1999 (fiscal year 1999). Prior to its adoption of SOP 98-5, the Company expensed the costs associated with the opening of new stores in the fiscal year in which the store was opened. Had start-up costs been expensed as incurred in fiscal 1998, the second quarter of 1998 would have resulted in a net loss of $558,000 and the first twenty-six weeks of 1998 would have resulted in a net loss of $136,000.

           The Company offers a layaway program pursuant to which its customers are permitted to purchase merchandise currently available for sale and pay for the goods over a 30 to 60 day period. At the time of the sale, the goods are segregated from the Company's inventory and held for the benefit of the customer pending payment in full for the goods. The Company views layaway transactions as similar to charge sales that carry a right of return. In the first six months of 1999 the Company's layaway program accounted for approximately 15.6% of the Company's revenues. Layaways are recognized as revenue at the point of sale and as a receivable on the balance sheet (net layaway receivables at July 31, 1999 are $11,468,000 as compared to $7,141,000 at August 1, 1998). The Company provides an allowance for layaway sales receivables based on management's estimate of the amount by which uncollected receivables will exceed the cost of the items reverting back to inventory. This estimate is based on the Company's historical calculation of layaway sales that will never be completed. The Company generally requires a refundable deposit on layaway sales. As customers pay off the balance on their layaway purchases, the payment reduces the corresponding receivable.

           The Staff of the U.S. Securities and Exchange Commission (the "Staff") has requested that the Company change its treatment regarding revenue recognition of layaway sales, commencing with the Company's forthcoming fiscal year which begins January 30, 2000, to reflect layaway sales as deposits until the merchandise is paid in full and delivered to the customer. It is the Company's understanding that the Staff is currently developing a Staff Accounting Bulletin that will address revenue recognition matters which would require that layaway sales be treated in a manner consistent with such request, although the Staff has not given any indication as to when such Bulletin will be issued. As a result of the Staff's request, the Company is currently reviewing the feasibility of implementing software changes that would be necessary in order to comply with such request.

           The Company currently is evaluating the impact of this change in revenue recognition of layaway sales. This evaluation is very difficult due to the system constraints regarding the historical information of payments relating to specific transactions. The Company estimates that, in the year of adoption, approximately $1.0 to $3.0 million of revenue would be deferred into the next fiscal year. Once adopted, the Company believes there will be a minimal impact on an annual basis, however the impact on the results of operations on a quarter to quarter basis will be much more pronounced. The impact will be especially pronounced in the second quarter and first six months because these periods include a portion of the Company's important back-to-school sales period. Had the Company accounted for the layaway sales as deposits during fiscal 1999, approximately $12.0 to $15.0 million of second quarter revenues, and approximately $13.0 to $18.0 million of the first six months revenues, would have been deferred to subsequent periods.

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

Costs

           The total cost associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The Company expects such costs in the aggregate to be approximately $50,000 exclusive of system additions, upgrades or replacements incurred in the ordinary course of business and assuming no necessity to implement contingency plans. Such costs through July 31, 1999 have been approximately $35,000. The remaining compliance costs are expected to be incurred within the next three months.

Risks

           The Company intends and expects to implement the changes that it determines to be necessary to address the Year 2000 issue for systems and embedded chip equipment used within the Company. The Company presently believes that, with modifications to its existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the Year 2000 issue is not reasonably likely to pose significant operational problems for the Company's systems and embedded chip equipment as so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed on a timely basis, or if the Company's vendors' or suppliers' systems are not Year 2000 compliant, the Year 2000 issue may have a material, adverse effect on the results of operations and financial condition of the Company.

           The Company is presently unable to accurately assess the likelihood that the Company will experience significant operational problems due to unresolved Year 2000 problems of third parties who do business with the Company. There can be no assurance that such other entities will achieve Year 2000 compliance or do so on a timely basis; if they do not, Year 2000 problems could have a material, adverse effect on the Company's operations. Similarly, there can be no assurance that the Company can timely mitigate its risks related to suppliers' failure to resolve their Year 2000 issues. If such mitigation is not achievable, Year 2000 problems could have a material, adverse effect on the Company's operations.

           As of the date of this report, the Company estimates that it will achieve Year 2000 compliance by the end of November 1999. The Company's estimates of such date and the costs of achieving Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 remediation work, the ability to locate and correct all relevant computer codes and to do so on a timely basis, the success achieved by the Company's suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties, many of which are beyond the Company's control.

Contingency Plans

         Currently, the Company believes that detailed Year 2000 contingency plans to address the Company's most critical operational areas are unnecessary, to the extent such areas are under the direct control of the Company, because the Company expects to achieve Year 2000 compliance at the internal Company level by the end of November 1999. If the November 1999 compliance date is not met, the Company will at such time further review the need to develop contingency plans for operational areas under the direct control of the Company. Under any circumstance, the necessity, timing and cost of any contingency plans must be evaluated on a case-by-case basis and may vary considerably, and testing results and external business partner responses may require changes in or additions to such plans. Furthermore, there may be no practical alternative course of action available to the Company for some issues. The Company currently believes that detailed contingency planning for Year 2000 issues not under the direct control of the Company would be speculative, although the Company continues to monitor on an ongoing basis the need for and feasibility of such planning.

           The Company's statements of its expectations regarding the Year 2000 problem, including as to the current status, date of completion and costs of its Year 2000 compliance programs, are forward-looking statements. These statements are management's best estimates based on information currently available. Therefore, they are inherently subject to risks and uncertainties, including those described above, which could cause actual results to differ and which may have a material, adverse effect on the Company's business, financial position, results of operations or capital or liquidity needs.

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

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The Annual Meeting of the Stockholders of the Company was held on June 10, 1999. Matters voted upon at the meeting were the election of directors and the ratification of independent auditors for the fiscal year ending January 29, 2000.

                     The number of shares voted for and withheld with respect to the election of each director is as follows:

                      Shares Voted For     Shares Withheld    Broker Non-Votes
                      ----------------     ---------------    ----------------
Herbert R. Douglas      15,750,828             55,897               0
Raymond J. Miller       15,750,828             55,897               0
Randall L. Lambert      15,750,828             55,897               0
Gasper Mir              15,750,828             55,897               0
F. Hall Webb            15,750,828             55,897               0
Melvyn Wolff            15,750,828             55,897               0

                     The number of shares voted with respect to the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending January 29, 2000 was as follows:

Voted For           Voted Against         Abstained             Broker Non-Votes
---------           -------------         --------             ----------------
15,753,392             5,145               48,188                     0

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

(b) The Company did not file any reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WEINER'S STORES, INC.


    September 13, 1999            By:  /s/ Raymond J. Miller
    ------------------                 ---------------------
         (Date)                        Raymond J. Miller
                                       Executive Vice President,
                                       Chief Operating Officer,
                                       Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
3.1                   Restated Certificate of Incorporation of the Company
                      (incorporated byreference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

27.1                  Financial Data Schedule (filed herewith)