Form 10-Q
period 1999-10-30
WEINERS STORES INC
filed 1999-12-13
CIK 1053316

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 1999 or

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

                     6005 Westview Drive, Houston, TX 77055
                     --------------------------------------
               (Address of principal executive offices) (zip code)

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

           As of December 10, 1999, there were 18,476,830 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

80289.0001

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                         QUARTER ENDED OCTOBER 30, 1999

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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Thirteen              Thirteen               Thirty-nine          Thirty-nine
                                               Weeks Ended           Weeks Ended             Weeks Ended          Weeks Ended
                                            October 30, 1999      October 31, 1998        October 30, 1999      October 31, 1998
                                          --------------------------------------------  -------------------------------------------

Net sales                                  $    58,859,000       $    60,585,000         $  207,993,000        $  190,712,000

Cost of goods sold                              38,061,000            39,984,000            138,422,000           124,835,000
                                          --------------------------------------------  -------------------------------------------

Gross margin                                    20,798,000            20,601,000             69,571,000            65,877,000

Selling, administrative
         and other operating costs              22,986,000            23,001,000             68,703,000            67,827,000
                                          --------------------------------------------  -------------------------------------------

Operating (loss) income                         (2,188,000)          (2,400,000)                868,000            (1,950,000)

Interest expense                                  (249,000)            (309,000)               (809,000)             (751,000)

Interest income                                          -                    -                       -                     -
                                          --------------------------------------------  -------------------------------------------

(Loss) income before income taxes               (2,437,000)          (2,709,000)                 59,000            (2,701,000)

Income taxes                                             -                    -                       -                     -
                                          --------------------------------------------  -------------------------------------------

Net (loss) income                         $     (2,437,000)     $    (2,709,000)         $       59,000        $    (2,701,000)
                                          ============================================  ===========================================

Net (loss) income per share of
  common stock                            $          (0.13)     $         (0.14)         $         0.00        $         (0.14)
                                          ============================================  ===========================================

Weighted average number of shares of
  common stock                                   18,497,000          19,000,000              18,486,000            19,000,000
                                          ============================================  ===========================================


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   October 30,             January 30,
                                                                                      1999                    1999
                                                                                  ------------            ------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash                                                                           $  4,896,000            $  7,176,000
   Receivables, net                                                                  2,382,000               1,252,000
   Merchandise inventories, net                                                     57,574,000              54,243,000
   Prepaid expenses and other assets                                                 4,329,000               2,380,000
                                                                                  ------------            ------------

                Total current assets                                                69,181,000              65,051,000
                                                                                  ------------            ------------

Property and Equipment:
   Land                                                                                258,000                 258,000
   Building - distribution center and office facility                                1,996,000               1,996,000
   Furniture, fixtures and leasehold improvements                                   24,628,000              20,728,000
                                                                                  ------------            ------------

                Total                                                               26,882,000              22,982,000
     Less accumulated depreciation and amortization                                 (7,005,000)             (4,296,000)
                                                                                  ------------            ------------

                  Total property and equipment, net                                 19,877,000              18,686,000
                                                                                  ------------            ------------

Excess Reorganization Value, less accumulated amortization of
   $728,000 and $504,000, respectively                                               3,684,000               3,907,000
                                                                                  ------------            ------------

                                                                                  $ 92,742,000            $ 87,644,000
                                                                                  ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                         $ 17,900,000            $ 20,999,000
   Accrued expenses and other current liabilities                                    9,410,000               9,271,000
                                                                                  ------------            ------------

                Total current liabilities                                           27,310,000              30,270,000
                                                                                  ------------            ------------

Other Liabilities                                                                      397,000                 397,000
Long-Term Debt                                                                      12,000,000               4,000,000

Commitments and Contingencies                                                             --                      --

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued                                                          190,000                 190,000
   Additional paid-in capital                                                       63,664,000              63,664,000
   Accumulated deficit                                                             (10,819,000)            (10,877,000)
   Treasury stock, at cost, 523,170 shares                                                --                      --
                                                                                  ------------            ------------

                  Total stockholders' equity                                        53,035,000              52,977,000
                                                                                  ------------            ------------

                                                                                  $ 92,742,000            $ 87,644,000
                                                                                  ============            ============


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             Thirty-nine        Thirty-nine
                                             Weeks Ended        Weeks Ended
                                           October 30, 1999   October 31, 1998
                                           ----------------   ----------------

Net cash used in operating activities         $(6,376,000)       $(1,141,000)
                                              -----------        -----------

Cash Flows from Investing Activities:
   Capital expenditures                        (3,904,000)        (3,834,000)
   Proceeds on disposition of assets                 --               65,000
                                              -----------        -----------

Net cash used in investing activities          (3,904,000)        (3,769,000)
                                              -----------        -----------

Cash Flows from Financing Activities:
   Net borrowings under bank line of credit     8,000,000          8,000,000
                                              -----------        -----------

Net cash provided by financing activities       8,000,000          8,000,000
                                              -----------        -----------

Net (Decrease) Increase in Cash                (2,280,000)         3,090,000
Cash, beginning of period                       7,176,000          3,574,000
                                              -----------        -----------

Cash, end of period                           $ 4,896,000        $ 6,664,000
                                              ===========        ===========












The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of October 30, 1999, and the results of its operations and its cash flows for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998. The results of operations for the thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

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

(2) Long-Term Debt

           On October 4, 1999 the Company amended its revolving credit agreement. The amended revolving credit agreement provides for a $40,000,000 working capital facility, including a $15,000,000 sub-facility for the issuance of letters of credit. The agreement is secured by substantially all of the Company's assets. The amendment extends the term of the agreement an additional three years to August 30, 2003. The amendment also changes the Company's monthly financial covenant tests to quarterly tests. The amendment permits capital expenditures of $7,000,000 in the year ended January 29, 2000, $8,500,000 in each of the years ended February 3, 2001, February 2, 2002 and February 1, 2003, and $5,000,000 for the period from February 2, 2003 through August 30, 2003. The amended agreement provides that proceeds of the loans may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes.

           At October 30, 1999, the Company had approximately $19,355,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $4,549,000 and borrowings of $12,000,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

(3) Accrued Expenses

           Accrued expenses consisted of the following:

                                                                 October 30, 1999            January 30, 1999
                                                              ------------------------     ----------------------
                Payroll and related benefits                     $   1,488,000                  $  2,211,000
                Taxes other than income taxes                        2,852,000                     1,563,000
                Rent and other related costs                         2,405,000                     2,264,000
                Other                                                2,665,000                     3,233,000
                                                              ------------------------     ----------------------
                                    Total                        $   9,410,000                  $  9,271,000
                                                              ========================     ======================


(4) Leases

           During the thirty-nine weeks ended October 30, 1999, the Company entered into new leases for seven stores, including relocations, and executed renewal options on several locations. During the thirty-nine weeks ended October 30, 1999, the Company opened six new stores and closed two stores. Future minimum rental payments have increased approximately $11,437,000 since January 30, 1999, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $47,747,000.




           Total rent expense for all operating leases was as follows:

                                    Thirteen                 Thirteen               Thirty-nine              Thirty-nine
                                  Weeks Ended              Weeks Ended              Weeks Ended              Weeks Ended
                                October 30, 1999         October 31, 1998         October 30, 1999         October 31, 1998
                               -------------------     ---------------------     -------------------     ---------------------
  Minimum rentals              $   2,796,000           $    2,580,000               $  8,174,000            $  7,559,000
  Contingent rentals                 116,000                  116,000                    369,000                 337,000
                               -------------------     ---------------------     -------------------     ---------------------
          Total                $   2,912,000           $    2,696,000               $  8,543,000            $  7,896,000
                               ===================     =====================     ===================     =====================


(5) Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the third quarter of 1999 or 1998, or during the first nine months of 1999 or 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the third quarter of 1999 or 1998, or during the first thirty-nine weeks of 1999 or 1998.

(6)  New Accounting Developments

           The Accounting Standards Executive Committee has issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). Among other things, SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 beginning January 31, 1999 (fiscal year 1999). Prior to its adoption of SOP 98-5, the Company expensed the costs associated with the opening of new stores in the fiscal year in which the store was opened. Had start-up costs been expensed as incurred in fiscal 1998, the third quarter of 1998 would have resulted in a net loss of $2,820,000 and the first thirty-nine weeks of 1998 would have resulted in a net loss of $2,812,000.

           The Company offers a layaway program pursuant to which its customers are permitted to purchase merchandise currently available for sale and pay for the goods over a 30 to 60 day period. At the time of the sale, the goods are segregated from the Company's inventory and held for the benefit of the customer pending payment in full for the goods. The Company views layaway transactions as similar to charge sales that carry a right of return. In the first nine months of 1999 the Company's layaway program accounted for approximately 10.7% of the Company's revenues. Layaways are recognized as revenue at the point of sale and as a receivable on the balance sheet (net layaway receivables at October 30, 1999 are $1,517,000 as compared to $2,335,000 at October 31, 1998). The Company provides an allowance for layaway sales receivables based on management's estimate of the amount by which uncollected receivables will exceed the cost of the items reverting back to inventory. This estimate is based on the Company's historical calculation of layaway sales that will never be completed. The Company generally requires a refundable deposit on layaway sales. As customers pay off the balance on their layaway purchases, the payment reduces the corresponding receivable.

           The Staff (the "Staff") of the U.S. Securities and Exchange Commission (the "SEC") has requested that the Company change its treatment regarding revenue recognition of layaway sales, commencing with the

Company's forthcoming fiscal year which begins January 30, 2000, to reflect layaway sales as deposits until the merchandise is paid in full and delivered to the customer. The SEC issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101") on December 3, 1999. SAB 101 requires that layaway sales be treated in a manner consistent with such request. As a result of the Staff's request and the subsequent issuance of SAB 101, the Company is planning to change its treatment regarding revenue recognition of layaway sales to be consistent with the Staff's recommendation and SAB 101 commencing on the first day of the Company's next fiscal year which begins January 30, 2000.

           The Company currently is evaluating the impact of this change in revenue recognition of layaway sales. This evaluation is very difficult due to the system constraints regarding the historical information of payments relating to specific transactions. The Company estimates that, in the year of adoption, approximately $1.0 to $3.0 million of revenue would be deferred into the next fiscal year. Once adopted, the Company believes there will be a minimal impact on an annual basis, however the impact on the results of operations on a quarter to quarter basis will be much more pronounced. The impact will be especially pronounced in the second and third quarters and first six and nine month periods because these periods include a portion of the Company's important back-to-school sales period. Had the Company accounted for the layaway sales as deposits during fiscal 1999, approximately $12.0 to $15.0 million of second quarter revenues, and approximately $13.0 to $18.0 million of the first six months revenues, would have been deferred to subsequent periods. The third quarter revenue would have increased approximately $13.0 million and for the first nine months revenue of approximately $1.5 to $3.5 million would have been deferred to subsequent periods.

(7) Earnings Per Share

           Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                           Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                                   -------------------------------------     ------------------------------------
                                                    October 30,           October 31,           October 30,         October 31,
                                                        1999                 1998                  1999                 1998
                                                   ---------------     -----------------     ----------------     ---------------
   Weighted average number of shares of
        common stock outstanding                       18,476,830            19,000,000           18,476,830          19,000,000
   Common stock equivalent - shares issuable
        under the 1997 Stock Incentive Plan                15,413                     -                5,138                   -
                                                   ---------------     -----------------     ----------------     ---------------
   Weighted average number of shares of common
        stock outstanding assuming full dilution       18,496,659            19,000,000           18,486,054          19,000,000
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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1998

           Net sales in the third quarter of 1999 decreased 2.8% to $58,859,000 from $60,585,000 in the third quarter of 1998. The decrease is primarily attributable to a 6.2% decrease in comparable store sales for the third quarter of 1999 compared to the same period last year, offset by sales for new stores opened in 1999 and the latter part of 1998.

           Gross margin in the third quarter of 1999 increased as a percentage of sales to 35.3% from 34.0% in the third quarter of 1998. This increase is primarily attributable to a reduction of promotional and permanent markdowns. These reductions in markdowns reflect the Company's progressive change to an everyday low price marketing concept.

           Selling, administrative and other operating costs decreased to $22,986,000 in the third quarter of 1999 compared to $23,001,000 in the third quarter of 1998. The decrease is primarily attributable to reductions in advertising and payroll expense, offset by rent expense related to new stores and maintenance expense related to existing facilities. As a percentage of sales, selling, administrative and other operating costs in the third quarter of 1999 increased to 39.1% from 38.0% in the third quarter of 1998. This increase is primarily attributable to the decrease in sales during the third quarter of 1999 as discussed above.

           Operating loss decreased to $2,188,000 in the third quarter of 1999 from an operating loss of $2,400,000 in the third quarter of 1998. The Company continues to focus on its inventory mix and evaluating overall expense control initiatives to attempt to further enhance operating results for the remainder of fiscal 1999.

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the third quarter of 1999 or the third quarter of 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the third quarter of 1999 or the third quarter of 1998.

           The Company recorded interest expense of $249,000 in the third quarter of 1999 compared to $309,000 in the third quarter of 1998. The decrease is due primarily to the decrease in borrowings during the third quarter of 1999 as compared to the third quarter of 1998.

           The Company's net loss was $2,437,000, or $0.13 per share of common stock, for the third quarter of 1999, compared to a net loss of $2,709,000, or $0.14 per share of common stock, for the third quarter of 1998.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

           Net sales in the first nine months of 1999 increased 9.1% to $207,993,000 from $190,712,000 in the first nine months of 1998. The increase is primarily attributable to a 6.4% increase in comparable store sales for the first nine months of 1999 compared to the same period last year and new stores opened in 1999 and the latter part of 1998.

           Gross margin in the first nine months of 1999 decreased as a percentage of sales to 33.4% from 34.5% in the first nine months of 1998. This decrease is primarily attributable to lower planned initial markup and increased promotional markdowns to support the Company's new marketing concept.

           Selling, administrative and other operating costs increased to $68,703,000 in the first nine months of 1999 compared to $67,827,000 in the first nine months of 1998. The increase is primarily attributable to an increase in utility expense, rent expense relating to new stores, outbound store freight and bankcard service charges, offset by a decrease in promotional advertising and depreciation expense. As a percentage of sales, selling, administrative and other operating costs in the first nine months of 1999 decreased to 33.0% from 35.6% in the first nine months of 1998. This decrease is primarily attributable to the increase in sales during the first nine months of 1999 as discussed above and expense control.

           Operating income increased to $868,000 in the first nine months of 1999 from a net loss of $1,950,000 in the first nine months of 1998. The Company continues to focus on its inventory mix and evaluating overall expense control initiatives to attempt to further enhance operating results for the remainder of fiscal 1999.

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first nine months of 1999 or the first nine months of 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the first nine months of 1999 or the first nine months of 1998.

           The Company recorded interest expense of $809,000 in the first nine months of 1999 compared to $751,000 in the first nine months of 1998. The increase is due primarily to the increase in average borrowings during the first nine months of 1999 as compared to the first nine months of 1998.

           The Company's net income was $59,000, or less than $0.01 per share of common stock, for the first nine months of 1999, compared to net loss of $2,701,000, or $0.14 per share of common stock, for the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations and Working Capital

           The Company's cash used in operations was $6,376,000 during the thirty-nine weeks ended October 30, 1999, compared to cash used in operations of $1,141,000 during the thirty-nine weeks ended October 31, 1998. The increase in net cash used in operations is primarily attributable to the increase in net receivables, inventories and prepaid expenses, offset by a reduction in accounts payable. The Company's working capital was $41,871,000 at October 30, 1999 compared to $34,781,000 at January 30, 1999 and $45,938,000 at October 31, 1998.
The Company's primary source of liquidity has been borrowings under the revolving credit agreement (the "Revolving Credit Agreement"), dated August 26, 1997, as amended, between the Company and The CIT Group/Business Credit, Inc., as agent (the "Agent") and the lenders thereunder.

Revolving Credit Agreement

           On October 4, 1999 the Company amended its Revolving Credit Agreement. The amendment extends the term of the agreement an additional three years to August 30, 2003. The Company's Revolving Credit Agreement, as amended, provides a $40,000,000 working capital facility, including a $15,000,000 sub-facility for the issuance of letters of credit. The Revolving Credit Agreement is secured by substantially all of the Company's assets. The Revolving Credit Agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the Revolving Credit Agreement bear interest at the reference rate thereunder plus 0.5% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.5%. Under the terms of the Revolving Credit Agreement, capital expenditures are limited to $7,000,000 in fiscal 1999, $8,500,000 in each of fiscal years 2000, 2001 and 2002, and $5,000,000 in the period from February 2, 2003 through August 30, 2003. The amended Revolving Credit Agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. Under the amendment these covenants have been changed from monthly tests to quarterly tests. As of October 30, 1999, the Company was in compliance with all of its covenants under the Revolving Credit Agreement.

           At October 30, 1999, the Company had approximately $19,355,000 of availability under the working capital facility, after considering borrowings and outstanding letters of credit. At October 30, 1999, the outstanding letters of credit thereunder were approximately $4,549,000.

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

Capital Expenditures

           The Company's capital expenditures are expected to be approximately $6,500,000 in fiscal 1999, primarily for the opening of new stores, remodeling of existing stores and management information system enhancements. The Company expects to fund these capital expenditures from cash generated by operations and borrowings under the Revolving Credit Agreement.

           On August 8, 1999, the Company entered into a purchase agreement with its current merchandising/general ledger software and hardware provider by which the Company plans to install a state-of-the-art point of sale ("POS") system in approximately 60 of its stores during fiscal 2000 and 2001. The estimated cost of equipment and software over the two year period is approximately $2,500,000. At this juncture, the Company has not determined whether it will lease or purchase the POS system.

NEW ACCOUNTING DEVELOPMENTS

           The Accounting Standards Executive Committee has issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). Among other things, SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 beginning January 31, 1999 (fiscal year 1999). Prior to its adoption of SOP 98-5, the Company expensed the costs associated with the opening of new stores in the fiscal year in which the store was opened. Had start-up costs been expensed as incurred in fiscal 1998, the third quarter of 1998 would have resulted in a net loss of $2,820,000 and the first thirty-nine weeks of 1998 would have resulted in a net loss of $2,812,000.

           The Company offers a layaway program pursuant to which its customers are permitted to purchase merchandise currently available for sale and pay for the goods over a 30 to 60 day period. At the time of the sale, the goods are segregated from the Company's inventory and held for the benefit of the customer pending payment in full for the goods. The Company views layaway transactions as similar to charge sales that carry a right of return. In the first nine months of 1999 the Company's layaway program accounted for approximately 10.7% of the Company's revenues. Layaways are recognized as revenue at the point of sale and as a receivable on the balance sheet (net layaway receivables at October 30, 1999 are $1,517,000 as compared to $2,335,000 at October 31, 1998). The Company provides an allowance for layaway sales receivables based on management's estimate of the amount by which uncollected receivables will exceed the cost of the items reverting back to inventory. This estimate is based on the Company's historical calculation of layaway sales that will never be completed. The Company generally requires a refundable deposit on layaway sales. As customers pay off the balance on their layaway purchases, the payment reduces the corresponding receivable.

           The Staff of the U.S. Securities and Exchange Commission (the "Staff") has requested that the Company change its treatment regarding revenue recognition of layaway sales, commencing with the Company's forthcoming fiscal year which begins January 30, 2000, to reflect layaway sales as deposits until the merchandise is paid in full and delivered to the customer. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements on December 3, 1999. This bulletin addresses revenue recognition matters which would require that layaway sales be treated in a manner consistent with such request. As a result of the Staff's request and the issuance ot this bulletin, the Company is currently planning to change its treatment regarding revenue recognition of layaway sales to be consistent with their recommendation commencing in the Company's next fiscal year which begins January 30, 2000.

           The Company currently is evaluating the impact of this change in revenue recognition of layaway sales. This evaluation is very difficult due to the system constraints regarding the historical information of payments relating to specific transactions. The Company estimates that, in the year of adoption, approximately $1.0 to $3.0 million of revenue would be deferred into the next fiscal year. Once adopted, the Company believes there will be a minimal impact on an annual basis, however the impact on the results of operations on a quarter to quarter basis will be much more pronounced. The impact will be especially pronounced in the second and third quarter and first six and nine month periods because these periods include a portion of the Company's important back-to-school sales period. Had the Company accounted for the layaway sales as deposits during fiscal 1999, approximately $12.0 to $15.0 million of second quarter revenues, and approximately $13.0 to $18.0 million of the first six months revenues, would have been deferred to subsequent periods. The third quarter revenue would have increased approximately $13.0 million and for the first nine months revenue of approximately $1.5 to $3.5 million would have been deferred to subsequent periods.


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

The Company's State of Readiness

           In the ordinary course of business, the Company initiated plans to replace or enhance its core business systems beginning in fiscal 1996 through 1999 with systems which would be Year 2000 compliant. During fiscal 1997, the Company established an oversight committee (the "Committee"), consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as to make inquiries with respect to the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. The Committee meets regularly to review the progress of the Company's Year 2000 compliance initiative. The goal of the Committee is to achieve a transition for the Company into the year 2000 that is free of any material interruptions. The Company has divided its Year 2000 efforts into five phases: (i) identification and inventorying of systems, including embedded chip equipment with potential Year 2000 problems; (ii) assessment of the scope of Year 2000 issues for, and assigning priorities to, each item based on its importance to the Company's operations; (iii) remediation of Year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement, or retirement; (iv) testing for a validation of Year 2000 compliance; and (v) developing contingency plans to address the most reasonably likely worst case scenario for the Company's Year 2000 issues. As of the date of this report, the Company believes it has internally achieved Year 2000 compliance.

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

Costs

           The total cost associated with becoming Year 2000 compliant is not expected to be material to the Company's financial position. The Company expects such costs in the aggregate to be approximately $50,000 exclusive of system additions, upgrades or replacements incurred in the ordinary course of business and assuming no necessity to implement contingency plans. Such costs through October 30, 1999 have been approximately $35,000. Any remaining compliance costs are expected to be incurred within the next month.


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

           The Company's estimates of costs of achieving Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 remediation work, the ability to locate and correct all relevant computer codes and to do so on a timely basis, the success achieved by the Company's suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties, many of which are beyond the Company's control.

Contingency Plans

           Currently, the Company believes that detailed Year 2000 contingency plans to address the Company's most critical operational areas are unnecessary, to the extent such areas are under the direct control of the Company, because the Company believes it has achieved Year 2000 compliance at the internal Company level. Under any circumstance, the necessity, timing and cost of any contingency plans must be evaluated on a case-by-case basis and may vary considerably, and testing results and external business partner responses may require changes in or additions to such plans. Furthermore, there may be no practical alternative course of action available to the Company for some issues. The Company currently believes that detailed contingency planning for Year 2000 issues not under the direct control of the Company would be speculative, although the Company continues to monitor on an ongoing basis the need for and feasibility of such planning.

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

                     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     A Special Meeting of the Stockholders of the Company was held on August 5, 1999. The matter voted on at the meeting was the approval of the Company's 1999 Stock Incentive Plan.

                     The number of shares that were voted for, against and abstained with respect to the approval of the Company's 1999 Stock Incentive Plan , and the number of broker non-votes with respect thereto, are as follows:

                      Voted For   Voted Against    Abstained  Broker Non-Votes
                      ---------   -------------    ---------  ----------------
                     10,029,142      409,251        126,587         0

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

           (b) The Company did not file any reports on Form 8-K during the third quarter of 1999

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WEINER'S STORES, INC.


         December 13, 1999            By:  /s/ Raymond J. Miller
         -----------------                 ---------------------
              (Date)                       Raymond J. Miller
                                           Executive  Vice   President,
                                           Chief   Operating   Officer,
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------
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