Form 10-K405
period 2000-01-29
WEINERS STORES INC
filed 2000-04-17
CIK 1053316

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2000 or
                          ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671
                     -------

                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)

          Delaware                                    76-0355003
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

             6005 Westview Drive, Houston,              TX 77055
--------------------------------------------------------------------------------
     (Address of principal executive offices)          (zip code)

        Registrant's telephone number, including area code (713) 688-1331
                                                           --------------

Securities registered pursuant to      Securities registered pursuant to Section
Section 12(b) of the Act:  None        12(g) of the Act:  Common Stock, $.01
                                       par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

           The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 31, 2000 was $5,182,719.

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

           As of April 16, 2000, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

Documents incorporated by reference:

           1. Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 2000 are incorporated by reference into Part II - Items 6, 7 and 8.

           2. Portions of the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 25, 2000 as filed with the Commission are incorporated by reference into Part III - Items 10, 11, 12 and 13.

                                                                          PART I

ITEM 1. BUSINESS

GENERAL

           Weiner's Stores, Inc., a Delaware corporation (the "Company"), incorporated in December 1991, is a neighborhood family retailer of primarily branded apparel, shoes, related accessories and domestic products for value-conscious customers. The Company operates 136 stores located in Texas, Louisiana, Mississippi and Arkansas and employs approximately 3,000 full-time equivalent employees. References herein to "Weiner's Stores, Inc." or the "Company" are to Weiner's Stores, Inc., together with its subsidiary, unless the context otherwise indicates.

           The majority of the Company's stores are in strip shopping centers and freestanding structures. The current store prototype is approximately 25,000 square feet, with approximately 20,000 square feet for selling space and with the remaining space for office, receiving and layaway storage. The current stores range in total size from approximately 17,000 square feet to 53,000 square feet.

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

MERCHANDISING

           The Company's merchandising strategy is to focus closely on its markets and on the desires and preferences of its largely ethnic customer base. This strategy was undertaken after a review of the markets that the Company serves, including the demographics and income levels of its customers. The Company recognizes that one of its competitive strengths relative to many discounters is the availability of several key brands such as Nike(R), Reebok(R), K-Swiss(R), Adidas(R), Levi's(R), Lee(R), Bugle Boy(R), Wrangler(R), Westpoint Stevens(R), Fieldcrest Cannon(R), and Sag Harbor(R). Much of the in-store and overall marketing strategies focus on such brands. Management expects to continue to invest appropriate resources and priority to strengthen these relationships and add incremental products from these vendors. Additionally, the Company continues to identify other brands that would enhance the merchandise assortment and is developing action plans to address appropriate vendors. The Company continues to identify several merchandise departments and classifications that have previously been nonexistent at the Company's stores or insufficiently funded or spaced. The Company is continually reviewing classifications and/or items, identifying vendors, creating space allocations and developing pricing strategies to enhance these businesses.

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

           At January 29, 2000, the Company employed one senior vice president/general merchandising manager, three divisional merchandising managers, 13 buyers, five merchandise planners, ten merchandise allocators, and two basic stock/ replenishment managers.

           During fiscal 1999, the Company purchased merchandise from approximately 780 vendors, of which two major vendors accounted for approximately 5.8% and 8.4% of total Company purchases of goods sold. The Company's 20 largest vendors accounted for approximately 46.2% of total Company purchases during fiscal 1999. The Company believes that its relationship with its vendors is strong. The Company's business is driven by brand names, and the loss of the use of a brand name could have a material adverse effect on the Company's business.

           The majority of the Company's purchases are shipped to the Company's centralized distribution center in Houston, Texas. At the distribution center, which is designed to handle up to approximately 175 stores, merchandise is received, counted and sorted for distribution to the Company's stores. A planning and allocation staff determines the quantities to be shipped to each store based on the store's needs and merchandise profile. After the merchandise is picked and packed, it is shipped to the stores at regular intervals via a commercial transportation service.

STORE OPERATIONS

           As of January 29, 2000, the Company operated 132 stores in Texas, Louisiana and Mississippi. In March 2000, the Company opened four additional stores in Little Rock, Arkansas. The Company's stores range in total size from approximately 17,000 square feet to 53,000 square feet and average approximately 25,000 square feet. The majority of the Company's stores are located in strip shopping centers or are free standing. As all of the Company's stores have been and are currently located in Texas, Louisiana, Mississippi and Arkansas during the last three fiscal years the Company has received no revenues from external customers attributable to foreign countries except for certain revenues received from customers visiting the Company's stores from foreign countries, the amount of which revenues it is impracticable for the Company to determine and which is immaterial to the Company's total sales. All of the Company's long-lived assets are currently located in the United States.

           Each store is staffed by a store manager and/or one to two co-managers, one to two assistant managers and/or one to two floor managers, and several sales associates. Store managers report to district supervisors, who in turn report to the Company's senior vice president of stores and operations.

           The Company periodically reviews its store base and determines whether particular stores need to be improved or closed. The Company generally closes a store at the end of its lease term when the operating profit generated by the store is insufficient to make a contribution to fixed corporate overhead. Stores are closed prior to their lease expiration when they are unprofitable and/or have, in the Company's opinion, limited potential for improvement and the Company has reached a satisfactory agreement with the landlord for closing the location. The Company closed six stores in fiscal year 1999, three stores in fiscal year 1998, and seven stores in fiscal year 1997.

           During fiscal 1999, the Company opened six new stores. The average capital cost to construct a new store is approximately $350,000 plus inventory requirements of approximately $450,000 per store (of which approximately 30% is currently financed by vendor accounts payable).

           The Company expects to open approximately ten new stores and remodel two stores in fiscal 2000. The Company believes that there are adequate real estate opportunities to open additional stores in the markets it currently serves and to enter new markets in its overall trade areas. These capital expenditures are expected to be funded with cash generated by operations and borrowings under the Company's revolving credit agreement.

ADVERTISING AND PROMOTION

           All advertising and promotion decisions are made by the Company's central merchandising and advertising staff. Key advertising and promotional programs include:

          o Improving the quality of media with more thematic and ethnic presentations, illustration of products with greater impact and color assortment, and specialized merchandise classifications:
          o Improving and further refining the use of ethnic television and radio:
          o Coordinating with buyers to maximize return, ensure an in-stock position on advertised items, and evaluate pricing programs;
          o    Moving the mix of media to more focused print programs;
          o Targeting print mailings in a more efficient manner and focusing on the ethnicity of different markets;
          o    Upgrading in-store signage; and
          o Establishing promotional programs that highlight the branded merchandise available and the value pricing being offered to the consumers while also generating an exciting shopping experience for the consumer.

           The Company has laid out marketing strategies that target its strengths relative to certain demographic features of its customer base. These demographic features include: the ethnic make-up of its customers, value conscious women shoppers with more than one child in the household, fashion oriented young adult males with strong demand for identification with branded products, and the Company's neighborhood presence.

MANAGEMENT INFORMATION SYSTEMS

           The Company uses an integrated merchandising package which includes modules for accounts payable, general ledger, loss prevention, planning, allocation, merchandise analysis, stores and the distribution center. The accounts payable and the general ledger modules were installed in fall 1996. In spring 1997, the allocations module was installed and in early fall 1997, the planning module was installed. The merchandise analysis and store sales modules and the distribution center module were installed in early 1998. The loss prevention module was installed in 1999. In fall 1999, the company completed installation of a payroll/benefit system. The Company operates its own in-house computer facility.

           The integrated merchandise package has generated benefits in the following areas: a more defined merchandise reporting system with incremental classification; improved open-to-buy reporting; better information with regard to markdowns; and improved price line reporting, vendor analysis reporting, open-to-ship reporting for improved allocation, loss prevention analysis and exception reporting. auto-allocation capabilities and marketing profitability analysis. To further enhance the capabilities of these systems, the Company is scheduled to begin the installation of a state of the art point of sale (POS) system in May 2000. The company expects to complete such installation in the first 30 stores in fiscal year 2000 and in another 30 stores in early fiscal 2001.

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

           The Company continues to review its information systems needs. Currently, the Company is upgrading and updating some of its merchandising systems to client server based technology. As a result of these changes, when they are completed the Company should be able to access information more quickly, retain statistical information for longer periods of time and enhance its reporting capabilities.

EMPLOYEES

           As of January 29, 2000, the Company had approximately 3,000 full time equivalent employees. The Company has a significant number of part-time store employees and, as is typical in the retail industry, experiences high turnover in its retail sales personnel. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of such total work force, approximately 375 employees are employed in the Company's corporate offices and distribution center.

METHOD OF PAYMENT

           Approximately 79.1% of the Company's net sales are made by cash or check, and 11.5% by national credit cards. Under the related credit card agreements, the Company receives daily payments on amounts charged on those credit cards. Such a payment is not subject to recovery by the payor under such agreements unless the charge in question involved an invalid use of such credit card. The Company has not had its own credit card program, but does offer a layaway program that accounts for approximately 9.4% of the Company's revenues. In fiscal 1999, layaways are recognized as revenue at the point-of-sale and as a receivable on the balance sheet. The Company generally requires a refundable deposit on layaway sales. As customers pay on their layaways, the payment reduces the receivable. See " - New Accounting Developments."

SEASONALITY

           The Company's business is seasonal with approximately 40.3% of the Company's annual sales being generated during the back-to-school selling season in July and August and the Christmas selling season of November and December. In addition, the Company's performance, like that of many other retailers, is sensitive to the overall U.S. economy and economic cycles and related economic conditions that influence consumer trends and spending patterns.

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

TRADEMARKS AND SERVICE MARKS

           The mark "Weiner's" and other marks using the Company's distinctive logos are federally registered service marks of the Company, and the Company considers these marks and the accompanying goodwill and customer recognition to be valuable to its business. The Company also has registrations for certain other trademarks and service marks routinely used in the Company's marketing, advertising and promotions. Such registrations can be kept in force in perpetuity through continued use of the marks and timely applications for renewal.

NEW ACCOUNTING DEVELOPMENTS

           The Company offers a layaway program pursuant to which its customers are permitted to purchase merchandise currently available for sale and pay for the goods over a 30 to 60 day period. At the time of the sale, the goods are segregated from the Company's inventory and held for the benefit of the customer pending payment in full for the goods. In 1999, the Company's layaway program accounted for approximately 9.4% of the Company's revenues. Layaways are recognized as revenue at the point of sale and as a receivable on the balance sheet (net layaway receivables at January 29, 2000 were $510,000 as compared to $847,000 at January 30, 1999). The Company provided an allowance for layaway sales receivables based on management's estimate of the amount by which uncollected receivables would exceed the cost of the items reverting back to inventory. This estimate was based on the Company's historical calculation of layaway sales that will never be completed. The Company generally required a refundable deposit on layaway sales. As customers paid off the balance on their layaway purchases, the payment reduced the corresponding receivable.

           The Staff (the "Staff") of the U.S. Securities and Exchange Commission (the "SEC") has requested that the Company change its treatment regarding revenue recognition of layaway sales, commencing with the Company's fiscal year beginning January 30, 2000, to reflect layaway sales as deposits until the merchandise is paid in full and delivered to the customer. The Staff subsequently issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101") on December 3, 1999. SAB 101 requires that layaway sales be treated in a manner consistent with such request. As a result of the Staff's request and the subsequent issuance of SAB 101, the Company changed its treatment regarding revenue recognition of layaway sales commencing on the first day of the Company's fiscal year beginning January 30, 2000 to be consistent with the Staff's recommendation.

           The impact of this change in revenue recognition of layaway sales was very difficult to quantify because of information system constraints regarding the historical information of payments relating to specific transactions. The Company estimates that, in the year of adoption, approximately $1.0 to $2.0 million of revenue would be deferred into the following fiscal year. Once adopted, the Company believes there will be a minimal impact on an annual basis, however the impact on the results of operations on a quarter to quarter basis is expected to be much more pronounced. The impact is expected to be especially pronounced in the second and third quarters and first six and nine month periods because these periods include a portion of the Company's important back-to-school sales period.

           The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities", effective for years beginning after June 15, 1999. The Company believes that this statement will have no impact on its financial presentation.

ITEM 2.  PROPERTIES

           The Company leases all of its 132 stores in operation as of January 29, 2000, of which 106 stores are located in Texas, 23 stores are located in Louisiana, and three stores are located in Mississippi. Most leases are long-term net leases (i.e., lease contracts without a purchase option) which expire on varying dates through 2009. Most of the store leases include renewal options for an additional 5 to 15 years and require the Company to pay taxes, insurance and certain common area maintenance costs in addition to specified minimum rent. Most of the leases also require the payment of contingent rent based upon a specified percentage of sales in excess of a base amount.

           The following table sets forth, as of January 29, 2000, the number of store leases that will expire in each of the indicated fiscal years (excluding renewal options):

                                     Number of              Number of Leases
                    Year          Leases Expiring         with Renewal Options
                    ----          ---------------         --------------------

                    2000                23                           21
                    2001                16                           14
                    2002                18                           17
                    2003                25                           23
                    2004                21                           18
                 Thereafter             29                           23
                                  ---------------         --------------------
                    Total              132                          116
                                  ===============         ====================

           Most of the Company's stores are either freestanding structures or anchors in strip shopping centers. The Company opened 13 new stores and closed nine stores in the last two fiscal years. The Company enters into and terminates leases from time to time in the ordinary course of business as new stores are opened and stores are closed. See "Business - General" and " - Store Operations."

           The Company owns its distribution center/headquarters facility in Houston, Texas, which contains approximately 376,000 square feet and is located on approximately 8.2 acres of land. Such real property is subject to an encumbrance created by the Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement entered into by the Company in connection with its revolving credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Revolving Credit Agreement."

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

           As of August 17, 1998, the Company's common stock, par value $.01 per share ("Common Stock"), began trading on the Over-the-Counter Bulletin Board Service ("OTC") under the symbol "WEIR." There was previously no established public trading market for the Common Stock. The following table sets forth, for each full quarterly period in fiscal year 1999 and 1998 since trading on the OTC began, the high and low sales price per share of the Company's Common Stock as reported on the OTC.

                                                1999                1998
                                           High      Low        High     Low
                                           ----      ---        ----     ---

                   First Quarter          $0.66     $0.19        N/A     N/A
                   Second Quarter         $1.19     $0.28        N/A     N/A
                   Third Quarter          $1.16     $0.47      $1.50   $0.25
                   Fourth Quarter         $0.81     $0.38      $0.28   $0.13

           The last reported sale price per share of Common Stock as reported on the OTC on March 31, 2000 was $0.28. As of March 31, 2000, there were 482 holders of record of the Common Stock. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

DIVIDENDS

           The Company did not declare or pay any cash dividends with respect to the Common Stock during fiscal years 1997, 1998 or 1999. The Company presently does not intend to pay cash dividends in the foreseeable future. In addition, the terms of the Company's revolving credit agreement prohibit payment of cash dividends on the Common Stock. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

           Incorporated by reference to the information contained in the Company's Annual Report to Stockholders for fiscal year 1999, filed as Exhibit
13.1 to this Annual Report on Form 10-K, under the caption "Selected Financial Data" (included on page 5).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Incorporated by reference to the information contained in the Company's Annual Report to Stockholders for fiscal year 1999, filed as Exhibit
13.1 to this Annual Report on Form 10-K, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (included on pages 6-11).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Incorporated by reference to the information contained in the Company's Annual Report to Stockholders for fiscal year 1999, filed as Exhibit
13.1 to this Annual Report on Form 10-K, under the captions "Weiner's Stores, Inc. Consolidated Balance Sheets" (included on page 12), "Weiner's Stores, Inc. Consolidated Statements of Operations" (included on page 13), "Weiner's Stores, Inc. Consolidated Statements of Changes in Stockholders' Equity (Deficiency)" (included on page 13), "Weiner's Stores, Inc. Consolidated Statements of Cash Flows" (included on page 14), "Weiner's Stores, Inc. Notes to Consolidated Financial Statements" (included on pages 15-22) and "Independent Auditors' Reports" (included on page 23).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Financial Statements, Financial Statement Schedules and Exhibits

           (1) The following financial statements filed as a part of this Annual Report on Form 10-K are incorporated by reference to the applicable portions of the Company's Annual Report to Stockholders for fiscal year 1999, filed as Exhibit 13.1 to this Annual Report on Form 10-K. See "Financial Statements and Supplementary Data."

          o Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999
          o Consolidated Statements of Operations for the Years Ended January 29, 2000 and January 30, 1999, for the twenty-three weeks ended January 31, 1998 (Successor Company) and the thirty weeks ended August 25, 1997 (Predecessor Company)
          o Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended January 29, 2000 and January 30, 1999, for the twenty-three weeks ended January 31, 1998 (Successor Company) and the thirty weeks ended August 25, 1997 (Predecessor Company)
          o Consolidated Statements of Cash Flows for the Years Ended January 29, 2000 and January 30, 1999, for the twenty-three weeks ended January 31, 1998 (Successor Company) and the thirty weeks ended August 25, 1997 (Predecessor Company)
          o    Notes to Consolidated Financial Statements
          o    Independent Auditors' Reports

           (2) Financial Statement Schedules

                      No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

           (3) Exhibits

                      See the Exhibit Index for a list of those exhibits filed herewith, which includes and identifies management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          WEINER'S STORES, INC.


 April 17, 2000           By: /s/ Raymond J. Miller
 --------------               ---------------------
    (Date)                   Raymond J. Miller
                             Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2000.

                              SIGNATURE                                         TITLE
                              ---------                                         -----
                    /s/ Herbert R. Douglas*                     President and Chief Executive Officer
---------------------------------------------------------       (Principal Executive Officer) and Chairman of the Board of
                         Herbert R. Douglas                     Directors



                    /s/ Raymond J. Miller                       Executive Vice President, Chief Operating Officer, Chief
---------------------------------------------------------       Financial Officer and Secretary (Principal Financial Officer)
                          Raymond J. Miller                     and Director



                    /s/ Michael S. Marcus*                      Vice President, Controller and Treasurer (Principal Accounting
---------------------------------------------------------       Officer)
                          Michael S. Marcus


                    /s/ Randall L. Lambert*                     Director
---------------------------------------------------------
                         Randall L. Lambert


                          /s/ Gasper Mir*                       Director
---------------------------------------------------------
                             Gasper Mir


                         /s/ F. Hall Webb*                      Director
---------------------------------------------------------
                            F. Hall Webb


                      /s/ Melvyn L. Wolff*                      Director
---------------------------------------------------------
                           Melvyn L. Wolff


*By:             /s/ Raymond J. Miller
    -----------------------------------------------------
                     Raymond J. Miller
                     Attorney-in-Fact


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

10.1+ Employment Agreement, dated as of February 1, 1999, between the Company and Herbert R. Douglas (incorporated by reference to Exhibit
           10.1 to the Company's Current Report on Form 8-K dated December 31,
           1998)

10.2*+     Weiner's Stores, Inc. 1999 Stock Incentive Plan ("1999 Stock Plan")

10.3*+ Form of Incentive Stock Option Agreement between the Company and participants under the 1999 Stock Plan

10.4*+ Form of Nonqualified Stock Option Agreement between the Company and participants under the 1999 Stock Plan

10.5* Third Amendment, dated October 4, 1999, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended

10.6*+     Agreement, dated December 10, 1999, between the Company and Michael
           S. Marcus

10.7*+ Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller

10.8*+ Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa

10.9*+ Employment Agreement, dated as of February 1, 2000, between the Company and James L. Berens

13.1*      Annual Report to Stockholders of the Company for fiscal year 1999

21.1       Subsidiaries of the Company (incorporated by reference to Exhibit
           21.1 to the Company's registration statement on Form 10 filed April 14, 1998)

23.1*      Consent of Independent Auditors

24.1*      Powers of Attorney

27.1*      Financial Data Schedule

----------
*          Filed herewith
+          Management contracts or compensatory plans or arrangements