Form 10-Q
period 2000-04-29
WEINERS STORES INC
filed 2000-06-12
CIK 1053316

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 29, 2000 or
                               --------------

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

         As of June 9, 2000, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                          QUARTER ENDED APRIL 29, 2000

                                Table of Contents

                                                                                                       Page No.
                                                                                                       --------
PART I.   FINANCIAL INFORMATION
         ITEM 1. Consolidated Financial Statements                                                        3

                  Consolidated Statements of Operations                                                   3

                  Consolidated Balance Sheets                                                             4

                  Consolidated Statements of Cash Flows                                                   5

                  Notes to Consolidated Financial Statements                                             6-8

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                               8-10

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                              10

PART II.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                                       11

         ITEM 2. Changes in Securities and Use of Proceeds                                               11

         ITEM 3. Defaults Upon Senior Securities                                                         11

         ITEM 4. Submission of Matters to a Vote of Security Holders                                     11

         ITEM 5. Other Information                                                                       11

         ITEM 6. Exhibits and Reports on Form 8-K                                                        11

SIGNATURES                                                                                               12

EXHIBIT INDEX                                                                                            13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Thirteen Weeks          Thirteen Weeks
                                                                   Ended                   Ended
                                                               April 29, 2000           May 1, 1999
                                                             -------------------     -------------------


  Total net sales                                          $         66,207,000   $          69,602,000

  Leased department revenues                                            215,000                       -
                                                             -------------------     -------------------

  Net revenues                                                       66,422,000              69,602,000

  Cost of goods sold                                                 42,355,000              45,180,000
                                                             -------------------     -------------------

  Gross margin                                                       24,067,000              24,422,000

  Selling, administrative and other operating costs                  23,836,000              22,179,000
                                                             -------------------     -------------------

  Operating income                                                      231,000               2,243,000

  Interest expense                                                    (397,000)               (210,000)

  Interest income                                                             -                       -
                                                             -------------------     -------------------

  (Loss) Income before income taxes                                   (166,000)               2,033,000

  Income taxes                                                                -                       -
                                                             -------------------     -------------------
  (Loss) Income before
          cumulative effect adjustment                                (166,000)               2,033,000

  Cumulative effect adjustment,
          net of tax                                                  (294,000)                       -
                                                             -------------------     -------------------

  Net (loss) income                                        $          (460,000)   $           2,033,000
                                                             ===================     ===================
  (Loss) Income before cumulative effect
          adjustment per share of common stock             $             (0.01)   $                0.11
  Cumulative effect of accounting change
          Per share of common stock                                      (0.01)                       -
                                                             -------------------     -------------------
  Net (loss) income per share of common stock              $             (0.02)   $                0.11
                                                             ===================     ===================

  Weighted average number of shares of
    Common stock outstanding                                         18,510,000              18,477,000
                                                             ===================     ===================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           April 29,            January 29,
                                                                             2000                   2000
                                                                       ------------------     -----------------
                                                                          (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                       $         3,365,000   $         3,336,000
     Receivables, net                                                          1,465,000             1,100,000
     Merchandise inventories, net                                             60,303,000            57,293,000
     Prepaid expenses and other assets                                         3,057,000             3,287,000
                                                                       ------------------     -----------------
                       Total current assets                                   68,190,000            65,016,000
                                                                       ------------------     -----------------

Property and Equipment:
     Land                                                                        259,000               258,000
     Building - distribution center and office facility                        1,996,000             1,996,000
     Furniture, fixtures and leasehold improvements                           28,349,000            26,759,000
                                                                       ------------------     -----------------
                       Total                                                  30,604,000            29,013,000
          Less accumulated depreciation and amortization                      (8,977,000)           (7,967,000)
                                                                       ------------------     -----------------
                         Total property and equipment, net                    21,627,000            21,046,000
                                                                       ------------------     -----------------

Excess Reorganization Value, less accumulated amortization of
     $871,000 and $799,000, respectively                                       3,540,000             3,612,000
                                                                       ------------------     -----------------
                                                                     $        93,357,000   $        89,674,000
                                                                       ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                          $        16,528,000   $        21,592,000
     Accrued expenses and other current liabilities                            9,048,000             7,841,000
                                                                       ------------------     -----------------
                       Total current liabilities                              25,576,000            29,433,000
                                                                       ------------------     -----------------

Deferred Taxes                                                                   397,000               397,000
Long-Term Debt                                                                18,000,000            10,000,000
                                                                       ------------------     -----------------

Commitments and Contingencies                                                          -                     -

Stockholders' Equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
          19,000,000 shares issued                                               190,000               190,000
     Additional paid-in capital                                               63,664,000            63,664,000
     Accumulated deficit                                                     (14,470,000)          (14,010,000)
     Treasury stock, at cost,
       490,290 and 523,170 shares, respectively                                        -                     -
                                                                       ------------------     -----------------
                         Total stockholders' equity                           49,384,000            49,844,000
                                                                       ------------------     -----------------
                                                                     $        93,357,000   $        89,674,000
                                                                       ==================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Thirteen Weeks          Thirteen Weeks
                                                                  Ended                   Ended
                                                             April 29, 2000            May 1, 1999
                                                        ----------------------  ----------------------
Net cash used in operating activities                     $       (6,378,000)     $       (9,506,000)
                                                        ----------------------  ----------------------

Cash Flows from Investing Activities:
   Capital expenditures                                           (1,593,000)             (1,415,000)
                                                        ----------------------  ----------------------

Net cash used in investing activities                             (1,593,000)             (1,415,000)
                                                        ----------------------  ----------------------

Cash Flows from Financing Activities:
   Net borrowings under bank line of credit                         8,000,000               8,000,000
                                                        ----------------------  ----------------------

Net cash provided by financing activities                           8,000,000               8,000,000
                                                        ----------------------  ----------------------

Net Increase (Decrease) in Cash                                        29,000             (2,921,000)
Cash, beginning of period                                           3,336,000               7,176,000
                                                        ----------------------  ----------------------

Cash, end of period                                       $         3,365,000     $         4,255,000
                                                        ----------------------      ------------------


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of April 29, 2000, and the results of its operations and its cash flows for each of the thirteen week periods ended April 29, 2000 and May 1, 1999, respectively. The results of operations for the thirteen week period ended April 29, 2000 may not be indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended January 29, 2000 and related notes which are included in the Company's Annual Report to Stockholders and incorporated by reference in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

(2) Accrued Expenses

         Accrued expenses consisted of the following:

                                           April 29, 2000      January 29, 2000
                                           --------------      ----------------

            Payroll and related benefits     $1,086,000           $1,706,000
            Taxes other than income taxes     2,338,000            1,308,000
            Rent and other related costs      1,627,000            1,943,000
            Other                             3,997,000            2,884,000
                                             ----------           ----------
                                Total        $9,048,000           $7,841,000
                                             ==========           ==========


 (3)  Long-Term Debt

         At April 29, 2000, the Company had approximately $15,233,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $2,178,000. The Company may prepay amounts outstanding under the working capital facility without penalty. As of April 29, 2000, the Company was in compliance with all covenants under its revolving credit agreement.

(4)  Leases

     During the thirteen weeks ended April 29, 2000, the Company entered into new leases for six stores and executed renewal options on several locations. Future minimum rental payments have increased approximately $4,655,000 since January 29, 2000, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $51,281,000.

         Total rent expense for all operating leases was as follows:

                               Thirteen               Thirteen
                              Weeks Ended            Weeks Ended
                            April 29, 2000           May 1, 1999
                           ------------------     ------------------
  Minimum rentals              $   2,960,000           $  2,674,000
  Contingent rentals                 121,000                167,000
                           ------------------     ------------------
          Total                $   3,081,000           $  2,841,000
                           ==================     ==================

(5)  Stock Based Awards

         On March 24, 2000, under the 1999 Stock Plan, options to purchase 214,000 shares of common stock were granted to certain officers and key employees at an exercise price of $0.31 per share, the fair market value on that date. At April 29, 2000, there were vested options outstanding to purchase 733,333 shares of common stock at a weighted average per share exercise price of $1.09.

(6) Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first thirteen weeks of 2000 or of 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards.

(7)  New Accounting Pronouncements

         The Staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective for fiscal years beginning after December 15, 1999. The Company has implemented all provisions of SAB 101, including the treatment of leased department and layaway sales, effective for fiscal year 2000, beginning January 30, 2000. In relation to its adoption of SAB 101, the Company has recorded during the first quarter of 2000 a cumulative effect adjustment for a change in accounting in the amount of $294,000 and recognized additional gross revenues of $851,000. These one-time adjustments were necessary to correctly account for those layaways held as accounts receivable at the end of fiscal year 1999. Proforma results of operations for the first quarter of 1999 have not been provided as it is impracticable to determine such amounts.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

(8)  Earnings Per Share

         Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                April 29, 2000      May 1, 1999
                                                --------------      -----------

      Weighted average number of shares of
           common stock outstanding               18,509,710        18,476,830
      Common stock equivalent - shares issuable
           under the stock incentive plans              --                --
                                                  ----------        ----------
      Weighted average shares of common stock
           outstanding assuming full dilution     18,509,710        18,476,830
                                                  ==========        ==========

         As of April 29, 2000, the Company's common stock was not actively traded. The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity as of April 29, 2000 (resulting in no dilution for the earnings per share computations).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q of Weiner's Stores, Inc. (the "Company") contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999

         Total net sales for the first quarter of 2000 decreased 4.8% to $66,207,000 from $69,602,000 in the first quarter of 1999. The decrease is primarily attributable to an 8.9% decrease in comparable store sales. Comparable store sales were impacted by the Company's adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Prior to the adoption of SAB 101, the Company recognized layaway sales at the time when the items were placed in layaway by the customer. SAB 101 states that layaway sales are to be recognized upon the delivery of the merchandise to the customer. Under SAB 101, the Company has deferred from the first quarter of 2000 $1,666,000 in layaway transactions until future periods. The Company also recognized in the first quarter of 2000 an additional $851,000 in revenue related to those layaway transactions held as accounts receivable at the end of fiscal year 1999. Had the Company continued reporting layaway sales at the inception of the layaway, total net sales for the first quarter of 2000 would have been $67,022,000, or a 3.7% decrease from the first quarter 1999.

         Leased department revenue in the first quarter of 2000 reflects the revenues the Company received for the sales of designer fragrances and unbranded shoes. The Company is currently testing a leased department for unbranded shoes in eight stores. These leased departments were not in existence in the first quarter of fiscal 1999.

         Cost of goods sold for the first quarter of 2000 decreased to $42,355,000 from $45,180,000 in the first quarter of 1999. As a percentage of revenues, cost of goods sold for the first quarter of 2000 decreased to 63.8% from 64.9% in the first quarter of 1999. The decreases are primarily attributable to the sales declines discussed above. Gross margin in the first quarter of 2000 increased as a percentage of revenues to 36.2% from 35.1% in the first quarter of 1999. This increase is primarily attributable to higher initial markup and lower promotional markdowns.

         Selling, administrative and other operating costs increased to $23,836,000 in the first quarter of 2000 compared to $22,179,000 in the first quarter of 1999. The increase is primarily attributable to increased advertising and rent expense relating to new stores. As a percentage of revenues, selling, administrative and other operating costs in the first quarter of 2000 increased to 35.9% from 31.9% in the first quarter of 1999. This increase is primarily attributable to the decrease in sales and increase in expenses associated with new stores as discussed above.

         Operating income decreased to $231,000 in the first quarter of 2000 from $2,243,000 in the first quarter of 1999. The Company is focusing on its inventory mix and evaluating overall expense control initiatives to attempt to enhance operating results for fiscal 2000.

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first quarter of 2000 or the first quarter of 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards.

         The Company recorded interest expense of $397,000 in the first quarter of 2000 compared to $210,000 in the first quarter of 1999. Interest expense has increased due to the increase in borrowings under the Revolving Credit Agreement referred to below and increases in interest rates thereunder.

         The Company recorded a cumulative effect adjustment for a change in accounting of $294,000 in the first quarter of 2000 due to the adoption of SAB
101. The change reflects a restatement for those layaways held as accounts receivable at the end of fiscal year 1999.

         The Company's net loss for the first quarter of 2000 was $460,000, or $0.02 per share of common stock, compared to a net income of $2,033,000 or $0.11 per share of common stock for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations and Working Capital

         The Company's cash used in operations was $6,378,000 during the thirteen weeks ended April 29, 2000, compared to cash used in operations of $9,506,000 during the thirteen weeks ended May 1, 1999. The decrease in cash used in operations is primarily attributable to the Company's efforts to control inventory levels. The Company's primary source of liquidity has been borrowings under the Revolving Credit Agreement, dated August 26, 1997, as amended, among the Company and The CIT Group/Business Credit, Inc., as agent and the lenders thereunder (the "Revolving Credit Agreement").

Revolving Credit Agreement

         The Company's Revolving Credit Agreement provides a $40,000,000 working capital facility, including a $15,000,000 sub-facility for the issuance of letters of credit. The Revolving Credit Agreement is secured by substantially all of the Company's assets. The Revolving Credit Agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the Revolving Credit Agreement bear interest at the reference rate thereunder plus 0.5% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.5%. Under the terms of the Revolving Credit Agreement, capital expenditures are limited to $8,500,000 in each of fiscal years 2000, 2001 and 2002 and to $5,000,000 for the period commencing February 2, 2002 and ending August 30, 2003. The Revolving Credit Agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. The Revolving Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. The expiration date of the Revolving Credit Agreement is August 30, 2003. As of April 29, 2000, the Company was in compliance with all covenants under the Revolving Credit Agreement.

         At April 29, 2000, the Company had approximately $15,233,000 of availability under the Revolving Credit Agreement, after considering borrowings and outstanding letters of credit. At April 29, 2000, the aggregate amount of outstanding letters of credit thereunder was approximately $2,178,000. The Company may prepay amounts outstanding under the Revolving Credit Agreement without penalty.

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

Capital Expenditures

         The Company's capital expenditures are expected to be approximately $6,000,000 in fiscal 2000, primarily for the opening of new stores, remodeling of existing stores and enhancements of the management information systems. The Company expects to fund these capital expenditures from cash flows from operations and borrowings under the Revolving Credit Agreement.

NEW ACCOUNTING DEVELOPMENTS

         The Staff of the Securities and Exchange Commission has issued SAB 101, effective for fiscal years beginning after December 15, 1999. The Company has implemented all provisions of SAB 101, including the treatment of leased department and layaway sales, effective for fiscal year 2000, beginning January 30, 2000. In relation to its adoption of SAB 101, the Company has recorded during the first quarter of 2000 a cumulative effect adjustment for a change in accounting in the amount of $294,000 and recognized additional gross revenues of $851,000. These one-time adjustments were necessary to correctly account for those layaways held as accounts receivable at the end of fiscal year 1999. Proforma results of operations for the first quarter of 1999 have not been provided as it is impracticable to determine such amounts.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

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

    (a) Exhibits

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

         10.1 Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

         10.2 Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

         10.3 Employment Agreement, dated as of February 1, 2000, between the Company and James L. Berens (incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

         10.4 Fourth Amendment, dated February 24, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (filed herewith)

         27.1     Financial Data Schedule (filed herewith)

           (b) The Company did not file any reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       WEINER'S STORES, INC.


June 12, 2000          By:  /s/ Raymond J. Miller
-------------               ---------------------
    (Date)                  Raymond J. Miller
                            Executive Vice President, Chief Operating Officer,
                            Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

     Exhibit No.  Description
     -----------  -----------

         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

         3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

         10.1 Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

         10.2 Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

         10.3 Employment Agreement, dated as of February 1, 2000, between the Company and James L. Berens (incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

         10.4 Fourth Amendment, dated February 24, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (filed herewith)

         27.1     Financial Data Schedule (filed herewith)