Form 10-Q
period 2000-07-29
WEINERS STORES INC
filed 2000-09-12
CIK 1053316

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2000 or
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671
                     -------

                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


                         Delaware                   76-0355003
                         --------                   ----------
             (State or other jurisdiction of      (IRS Employer
              incorporation or organization)    Identification No.)

                 6005 Westview Drive, Houston,         TX 77055
                 -----------------------------         --------
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

           As of September 8, 2000, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 29, 2000

                                Table of Contents

                                                                                                                Page No.
                                                                                                                --------
PART I.     FINANCIAL INFORMATION

           ITEM 1. Financial Statements                                                                            3

                     Consolidated Statements of Operations                                                         3

                     Consolidated Balance Sheets                                                                   4

                     Consolidated Statements of Cash Flows                                                         5

                     Notes to Consolidated Financial Statements                                                    6-8

           ITEM 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                    8-11

           ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                      11

PART II.   OTHER INFORMATION

           ITEM 1. Legal Proceedings                                                                               12

           ITEM 2. Changes in Securities and Use of Proceeds                                                       12

           ITEM 3. Defaults Upon Senior Securities                                                                 12

           ITEM 4. Submission of Matters to a Vote of Security Holders                                             12

           ITEM 5. Other Information                                                                               12

           ITEM 6. Exhibits and Reports on Form 8-K                                                                12-13

SIGNATURES                                                                                                         14

EXHIBIT INDEX                                                                                                      15


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                WEINER'S STORES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                      Thirteen            Thirteen             Twenty-Six           Twenty-Six
                                                    Weeks Ended          Weeks Ended           Weeks Ended          Weeks Ended
                                                   July 29, 2000        July 31, 1999         July 29, 2000        July 31, 1999
                                                -----------------------------------------  ----------------------------------------
Net sales                                        $    62,478,000      $    79,532,000       $  128,685,000      $  149,135,000

Leased department revenues                               227,000                    -              442,000                   -
                                                -----------------------------------------  ----------------------------------------

Net revenues                                          62,705,000           79,532,000          129,127,000         149,135,000

Cost of goods sold                                    42,007,000           55,180,000            84,362,000        100,362,000
                                                -----------------------------------------  ----------------------------------------

Gross margin                                          20,698,000           24,352,000            44,765,000          48,773,000

Selling, administrative
         and other operating costs                    25,148,000           23,540,000            48,984,000          45,717,000
                                                -----------------------------------------  ----------------------------------------

Operating (loss) income                               (4,450,000)             812,000           (4,219,000)          3,056,000

Interest expense                                        (548,000)            (349,000)            (945,000)           (560,000)

Interest income                                                -                    -                    -                   -
                                                -----------------------------------------  ----------------------------------------

Income (loss) before income taxes                     (4,998,000)             463,000           (5,164,000)          2,496,000

Income taxes                                                   -                    -                    -                   -
                                                -----------------------------------------  ----------------------------------------
Income (loss) before
  cumulative effect adjustment                  $     (4,998,000)    $        463,000      $    (5,164,000)    $     2,496,000

Cumulative effect adjustment,
    Net of Tax                                                 -                    -             (294,000)                  -

Net (loss) income                               $     (4,998,000)    $        463,000      $    (5,458,000)    $     2,496,000
                                                =========================================  ========================================

Net (loss) income per share of
  common stock                                  $          (0.27)    $           0.03      $         (0.29)    $          0.14
                                                =========================================  ========================================

Weighted average number of shares of
  common stock                                        18,510,000           18,487,000           18,510,000          18,482,000
                                                =========================================  ========================================


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    July 29,        January 29,
                                                                      2000             2000
                                                                 -------------    -------------
                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash                                                          $   5,483,000    $   3,336,000
   Receivables, net                                                  1,731,000        1,100,000
   Merchandise inventories, net                                     57,293,000       64,716,000
   Prepaid expenses and other assets                                 2,986,000        3,287,000
                                                                 -------------    -------------

                Total current assets                                74,916,000       65,016,000
                                                                 -------------    -------------

Property and Equipment:
   Land                                                                258,000          258,000
   Building - distribution center and office facility                1,996,000        1,996,000
   Furniture, fixtures and leasehold improvements                   26,759,000       31,316,000
                                                                 -------------    -------------

                Total                                               33,570,000       29,013,000
     Less accumulated depreciation and amortization                (10,052,000)      (7,967,000)
                                                                 -------------    -------------

                  Total property and equipment, net                 23,518,000       21,046,000
                                                                 -------------    -------------

Excess Reorganization Value, less accumulated amortization of
   $943,000 and $799,000, respectively                               3,468,000        3,612,000
                                                                 -------------    -------------

                                                                 $ 101,902,000    $  89,674,000
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                        $  21,881,000    $  21,592,000
   Accrued expenses and other current liabilities                   11,239,000        7,841,000
                                                                 -------------    -------------

                Total current liabilities                           33,120,000       29,433,000
                                                                 -------------    -------------

Other Liabilities                                                      397,000          397,000
Long-Term Debt                                                      24,000,000       10,000,000

Commitments and Contingencies                                             --               --
                                                                 -------------    -------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued                                          190,000          190,000
   Additional paid-in capital                                       63,664,000       63,664,000
   Accumulated deficit                                             (19,469,000)     (14,010,000)
   Treasury stock, at cost, 523,170 shares                                --               --
                                                                 -------------    -------------

                  Total stockholders' equity                        44,385,000       49,844,000
                                                                 -------------    -------------

                                                                 $ 101,902,000    $  89,674,000
                                                                 =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Twenty-Six     Twenty-Six
                                               Weeks Ended     Weeks Ended
                                              July 29, 2000   July 31, 1999
                                              ------------    ------------
Net cash used in operating activities         $ (7,288,000)   $ (9,507,000)
                                              ------------    ------------

Cash Flows from Investing Activities:
   Capital expenditures                         (4,565,000)     (3,191,000)
                                              ------------    ------------

Net cash used in investing activities           (4,565,000)     (3,191,000)
                                              ------------    ------------

Cash Flows from Financing Activities:
   Net borrowings under bank line of credit     14,000,000      14,000,000
                                              ------------    ------------

Net cash provided by financing activities       14,000,000      14,000,000
                                              ------------    ------------

Net Increase in cash                             2,147,000       1,302,000
Cash, beginning of period                        3,336,000       7,176,000
                                              ------------    ------------

Cash, end of period                           $  5,483,000    $  8,478,000
                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of July 29, 2000, and the results of its operations and its cash flows for each of the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999. The results of operations for the thirteen and twenty-six week periods may not be indicative of the results for the entire year.

           These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 29, 2000 and related notes which are included in the Company's Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures necessary for complete consolidated financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited consolidated financial statements and related notes thereto.

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


(2)  Long-Term Debt

           At July 29, 2000, the Company had approximately $7,995,000 of availability under its $40,000,000 working capital facility, after considering outstanding letters of credit of approximately $5,850,000 and borrowings of $24,000,000. The Company may prepay amounts outstanding under the working capital facility without penalty. As of July 29, 2000, the Company was in compliance with all covenants under its Revolving Credit Agreement.

           On July 18, 2000, the Company entered into the fifth amendment (the "Fifth Amendment") to the Revolving Credit Agreement. The Fifth Amendment, among other things, decreased the amount of capital expenditures for fiscal year 2001. In addition, the Fifth Amendment provided for an adjustment to the financial covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Revolving Credit Agreement. The Fifth Amendment also provided for a change in the method of determining the Applicable Eurodollar Margin and the Applicable Prime Rate, as defined in the Revolving Credit Agreement.

           The Company's current liquidity needs are provided by existing cash balances, operating cash flows, the Revolving Credit Agreement and normal trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position. As a result of the current trend in operating results, as manifested in the second quarter of 2000 operating results, the Company has commenced discussions with its lenders to seek amendments to certain of the covenants in its Revolving Credit Agreement and an increase in the line available under the Revolving Credit Agreement. If the Company is unable to secure such concessions from its lenders, the Company will have to seek alternative sources of financing. There is no assurance such financing will be available or adequate and, in any event, the Company anticipates that the terms of such financing would be significantly less favorable to the Company than the terms of its existing credit facility. In addition, the Company is currently evaluating other strategic measures, including store closings and corporate overhead reduction or legal restructuring.

(3)  Accrued Expenses

           Accrued expenses consisted of the following:

                                                                   July 29, 2000             January 29, 2000
                                                              ------------------------     ----------------------
                Payroll and related benefits                     $   1,849,000                  $  1,664,000
                Taxes other than income taxes                        2,624,000                     1,308,000
                Rent and other related costs                         1,881,000                     1,943,000
                Layaway deposits and payments                        2,479,000                             -
                Other                                                2,406,000                     2,926,000
                                                              ------------------------     ----------------------
                                    Total                        $  11,239,000                  $  7,841,000
                                                              ========================     ======================


(4)  Leases

           During the twenty-six weeks ended July 29, 2000, the Company entered into new leases for ten stores, including relocations, and executed renewal options on several locations. During the twenty-six weeks ended July 29, 2000, the Company opened ten new stores and closed one store. Future minimum rental payments have increased approximately $11,059,000 since January 29, 2000, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $57,685,000.


           Total rent expense for all operating leases was as follows:

                                    Thirteen                 Thirteen                Twenty-Six               Twenty-Six
                                  Weeks Ended              Weeks Ended              Weeks Ended              Weeks Ended
                                 July 29, 2000            July 31, 1999            July 29, 2000             July 31,1999
                               -------------------     ---------------------     -------------------     ---------------------
  Minimum rentals              $     3,111,000           $    2,704,000               $  6,071,000            $  5,378,000
  Contingent rentals                   128,000                   87,000                    250,000                 254,000
                               -------------------     ---------------------     -------------------     ---------------------
          Total                $     3,239,000           $    2,791,000               $  6,321,000            $  5,632,000
                               ===================     =====================     ===================     =====================

(5) Stock Based Awards

           On March 24, 2000, under the 1999 Stock Plan, options to purchase 214,000 shares of common stock were granted to certain officers and key employees at an exercise price of $0.31 per share, the fair market value on that date. At July 29, 2000, there were vested options outstanding to purchase 328,333 shares of common stock at a weighted average per share exercise price of $1.14.

(6) Income Taxes

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the second quarter of 2000 or 1999, or during the first six months of 2000 or 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the second quarter of 2000 or 1999, or during the first twenty-six weeks of 2000 or 1999.

(7) New Accounting Pronouncements

           The Staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective for fiscal years beginning after December 15, 1999. The Company has implemented all provisions of SAB 101, including the treatment of leased department and layaway sales, effective for fiscal year 2000, beginning January 30, 2000. In relation to the adoption of SAB 101, the Company has recorded during the first quarter of 2000 a cumulative effect adjustment for a change in accounting in the amount of $294,000 and recognized additional gross revenues of $851,000. These one-time adjustments were necessary to correctly account for those layaways held as accounts receivable at the end of fiscal year 1999.

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

 (8) Earnings Per Share

           Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                            Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                    -------------------------------------     ------------------------------------
                                                     July 29, 2000        July 31, 1999        July 29, 2000        July 31, 1999
                                                    ---------------     -----------------     ----------------     ---------------
   Weighted average number of shares of
        common stock outstanding                       18,509,710            18,476,830           18,509,710           18,476,830
   Common stock equivalent - shares issuable
        under the stock incentive plans                         -                10,346                    -                5,173
                                                    ---------------     -----------------     ----------------     ---------------
   Weighted average number of shares of common
        stock outstanding assuming full dilution       18,509,710            18,487,176           18,509,710           18,482,003
                                                    ===============     =================     ================     ===============


           As of July 29, 2000, the Company's common stock was not actively traded. The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity as of July 29, 2000 (resulting in no dilution for the earnings per share computations).

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 31,
1999

           Total net sales for the second quarter of 2000 decreased 21.4% to $62,478,000 from $79,532,000 in the second quarter of 1999. The decrease is primarily attributable to a 26.1% decrease in comparable store sales. Comparable store sales were impacted by the Company's adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Prior to the adoption of SAB 101, the Company recognized layaway sales at the time when the items were placed in layaway by the customer. SAB 101 states that layaway sales are to be recognized upon the delivery of the merchandise to the customer. Under SAB 101, the Company has deferred from the second quarter of 2000 $7,472,000 in layaway transactions until future periods. Had the Company continued reporting layaway sales at the inception of the layaway, total net sales for the second quarter of 2000 would have been $69,949,000, or a 12.0% decrease from the second quarter of 1999.

           The leased department revenue in the second quarter of 2000 reflects the revenues the Company received for the sales of designer fragrances. The leased department was not in existence in the second quarter of fiscal 1999.

           Cost of goods sold for the second quarter of 2000 decreased to $42,007,000 from $55,180,000 in the second quarter of 1999. As a percentage of revenues, cost of goods sold for the second quarter of 2000 decreased to 67.0% from 69.4% in the second quarter of 1999. The decreases are primarily attributable to the sales declines discussed above. Gross margin in the second quarter of 2000 increased as a percentage of revenues to 33.0% from 30.1% in the second quarter of 1999. This increase is primarily attributable to higher initial markup and lower promotional markdowns.

           Selling, administrative and other operating costs increased to $25,148,000 in the second quarter of 2000 compared to $23,540,000 in the second quarter of 1999. The increase is primarily attributable to increased advertising and rent expense relating to new stores. As a percentage of revenues, selling, administrative and other operating costs in the second quarter of 2000 increased to 40.1% from 29.6% in the second quarter of 1999. This increase is primarily attributable to the decrease in sales and increase in expenses associated with new stores as discussed above.

           The operating loss for the second quarter of 2000 was $4,450,000 compared to operating income of $812,000 in the second quarter of 1999. The Company is focusing on its inventory mix and evaluating overall expense control initiatives to attempt to enhance operating results for fiscal 2000.

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the second quarter of 2000 or the second quarter of 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss ("NOL") carryforwards.

           The Company recorded interest expense of $548,000 in the second quarter of 2000 compared to $349,000 in the second quarter of 1999. Interest expense has increased due to the increase in borrowings under the Revolving Credit Agreement, referred to below, and increases in interest rates.

           The Company's net loss for the second quarter of 2000 was $4,998,000, or $0.27 per share of common stock, compared to net income of $463,000, or $0.03 per share of common stock, for the second quarter of 1999.

TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1999

         Total net sales in the first six months of 2000 decreased 13.7% to $128,685,000 from $149,135,000 in the first six months of 1999. The decrease is primarily attributable to a 17.9% decrease in comparable store sales for the first six months of 2000 compared to the same period last year and new stores opened in 2000 and the latter part of 1999. Comparable store sales were impacted by the Company's adoption of SAB 101. Prior to the adoption of SAB 101, the Company recognized layaway sales at the time when the items were placed in layaway by the customer. SAB 101 states that layaway sales are to be recognized upon the delivery of the merchandise to the customer. Under SAB 101, the Company has deferred from the first six months of 2000 $8,287,000 in layaway transactions until future periods. Had the Company continued reporting layaway sales at the inception of the layaway, total net sales for the first six months of 2000 would have been $136,971,000, or an 8.2% decrease from the first six months of 1999.

           Leased department revenue in the first six months of 2000 reflects the revenues the Company received for the sales of designer fragrances and unbranded shoes. The Company tested, during the first quarter of 2000, a leased department for unbranded shoes in eight stores. The test was unsuccessful and the lease was discontinued. These leased departments were not in existence in the first six months of fiscal 1999.

           Cost of goods sold for the first six months of 2000 decreased to $84,362,000 from $100,362,000 in the first six months of 2000. The decreases are primarily attributed to the sales decline discussed above. Gross margin in the first six months of 2000 increased as a percentage of revenues to 34.8% from 32.7% in the first six months of 1999. This increase is primarily attributable to higher initial markup and lower promotional markdowns.

           Selling, administrative and other operating costs increased to $48,984,000 in the first six months of 2000 compared to $45,717,000 in the first six months of 1999. The increase is primarily attributable to an increase in utility expense and rent expense relating to new stores and an increase in advertising expense. As a percentage of revenues, selling, administrative and other operating costs in the first six months of 2000 increased to 37.9% from 30.7% in the first six months of 1999. This increase is primarily attributable to the decrease in sales during the first six months of 2000 as discussed above and expense control.

           The operating loss in the first six months of 2000 was $4,219,000 compared to operating income of $3,056,000 in the first six months of 1999. The Company continues to focus on its inventory mix and evaluating overall expense control initiatives to attempt to enhance operating results for the remainder of fiscal 2000.

           The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first six months of 2000 or the first six months of 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards. No income taxes were paid during the first six months of 2000 or the first six months of 1999.

           The Company recorded interest expense of $945,000 in the first six months of 2000 compared to $560,000 in the first six months of 1999. The increase is due primarily to the increase in borrowings under the Company's Revolving Credit Agreement during the first six months of 2000 as compared to the first six months of 1999 and the increase in interest rates thereunder.

           The Company's net loss was $5,458,000, or $0.29 per share of common stock, for the first six months of 2000, compared to net income of $2,496,000, or $0.14 per share of common stock, for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations and Working Capital

           The Company's cash used in operations was $7,288,000 during the twenty-six weeks ended July 29, 2000, compared to cash used in operations of $9,507,000 during the twenty-six weeks ended July 31, 1999. The decrease in cash used in operations is primarily attributable to the Company's efforts to control inventory levels. The Company's primary source of liquidity has been borrowings under the Revolving Credit Agreement, dated August 26, 1997, as amended, between the Company and The CIT Group/Business Credit, Inc., as agent, and the lenders thereunder (the "Revolving Credit Agreement").

Revolving Credit Agreement

         On July 18, 2000, the Company entered into the fifth amendment (the "Fifth Amendment") to the Revolving Credit Agreement. The Fifth Amendment, among other things, decreased the amount of capital expenditures permitted for fiscal year 2001. In addition, the Fifth Amendment provided for an adjustment to the financial covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Revolving Credit Agreement. The Fifth Amendment also provided for a change in the method of determining the Applicable Eurodollar Margin and the Applicable Prime Rate, as defined in the Revolving Credit Agreement.

         The Company's Revolving Credit Agreement provides a $40,000,000 working capital facility, including a $15,000,000 sub-facility for the issuance of letters of credit. The Revolving Credit Agreement is secured by substantially all of the Company's assets. The Revolving Credit Agreement provides that proceeds may be used solely to fund working capital in the ordinary course of business and for other general corporate purposes. Borrowings under the Revolving Credit Agreement bear interest at the reference rate thereunder plus a percentage ranging from 0.50% - 1.25% or, at the option of the Company, the Eurodollar Rate thereunder plus a percentage ranging from 2.50% - 3.25% based on EBITDA for periods prior to February 3, 2001 and at the reference rate thereunder plus a percentage ranging from 0.25% - 1.25% or, at the option of the Company, the Eurodollar Rate thereunder plus a percentage ranging from 2.25% - 3.25% based on a ratio of indebtedness to EBITDA for periods subsequent to February 3, 2001. Under the terms of the Revolving Credit Agreement, capital expenditures are limited to $6,500,000 in fiscal year ending February 3, 2001, $8,500,000 in each of fiscal years 2002 and 2003 and $5,000,000 for the period commencing February 2, 2003 and ending August 30, 2003. The Revolving Credit Agreement further stipulates certain borrowing limitations based on the Company's inventory levels and requires that the Company comply with certain financial covenants. The Revolving Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. The expiration date of the Revolving Credit Agreement is August 30, 2003. As of July 29, 2000, the Company was in compliance with all covenants of the Revolving Credit Agreement.

           At July 29, 2000, the Company had approximately $7,995,000 of availability under the Revolving Credit Agreement, after considering borrowings and outstanding letters of credit. At July 29, 2000, the aggregate amount of outstanding letters of credit thereunder was approximately $5,850,000. The Company may prepay amounts outstanding under the Revolving Credit Agreement without penalty.

           The Company's current liquidity needs are provided by existing cash balances, operating cash flows, the Revolving Credit Agreement and normal trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position. As a result of the current trend in operating results, as manifested in the second quarter of 2000 operating results, the Company has commenced discussions with its lenders to seek amendments to certain of the covenants in its Revolving Credit Agreement and an increase in the line available under the Revolving Credit Agreement. If the Company is unable to secure such concessions from its lenders, the Company will have to seek alternative sources of financing. There is no assurance such financing will be available or adequate and, in any event, the Company anticipates that the terms of such financing would be significantly less favorable to the Company than the terms of its existing credit facility. In addition, the Company is currently evaluating other strategic measures, including store closings and corporate overhead reduction or legal restructuring.

Capital Expenditures

           The Company's capital expenditures are expected to be approximately $6,500,000 in fiscal 2000, primarily for the opening of new stores, remodeling of existing stores and management information system enhancements. The Company expects to fund these capital expenditures from cash generated by operations and borrowings under the Revolving Credit Agreement.


NEW ACCOUNTING DEVELOPMENTS

           The Staff of the Securities and Exchange Commission has issued SAB 101, effective for fiscal years beginning after December 15, 1999. The Company has implemented all provisions of SAB 101, including the treatment of leased department and layaway sales, effective for fiscal year 2000, beginning January 30, 2000. In relation to the adoption of SAB 101, the Company has recorded during the first quarter of 2000 a cumulative effect adjustment for a change in accounting in the amount of $294,000 and recognized additional gross revenues of $851,000. These one-time adjustments were necessary to correctly account for those layaways held as accounts receivable at the end of fiscal year 1999.

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

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The Annual Meeting of the Stockholders of the Company was held on May 25, 2000. Matters voted upon at the meeting were the election of directors and the ratification of independent auditors for the fiscal year ending February 3, 2001.

                      The number of shares voted for and withheld with respect to the election of each director was as follows:

                                                      Shares Voted For          Shares Withheld          Broker Non-Votes
                                                      ----------------          ---------------          ----------------
              Herbert R. Douglas                         15,397,282                520,177                        0
              Raymond J. Miller                          15,445,628                471,831                        0
              Randall L. Lambert                         15,429,765                487,694                        0
              Gasper Mir                                 15,445,628                471,831                        0
              F. Hall Webb                               15,445,628                471,831                        0

                     The number of shares voted with respect to the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending February 3, 2001 was as follows:

                     Voted For    Voted Against   Abstained   Broker Non-Votes
                     ----------   -------------   ---------   ----------------
                     15,435,527     456,932        25,000            0

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

           10.1 Fifth Amendment, dated as of July 18, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (filed herewith)

           10.2 Amendment No.1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (filed herewith)

           10.3 Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (filed herewith)

           27.1       Financial Data Schedule (filed herewith)

           (b) During the second quarter of fiscal year 2000, the Company filed a report on Form 8-K on June 29, 2000 to report the retirement of Herbert R. Douglas, formerly the Chairman of the Board, President and Chief Executive Officer of the Company, the appointment of Raymond J. Miller as the Company's new Chairman of the Board, President and Chief Executive Officer and several other corporate promotions.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WEINER'S STORES, INC.


                September 12, 2000        By:  /s/ Michael S. Marcus
                ------------------             ---------------------
                     (Date)                    Michael S. Marcus
                                               Vice President, Chief Financial
                                               Officer and Secretary

                                  EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

3.2        Restated Bylaws of the Company (incorporated by reference to Exhibit
           3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

10.1 Fifth Amendment, dated as of July 18, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (filed herewith)

10.2 Amendment No.1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (filed herewith)

10.3 Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (filed herewith)

27.1       Financial Data Schedule (filed herewith)