Form 10-Q/A
period 2000-07-29
WEINERS STORES INC
filed 2000-09-21
CIK 1053316

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


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

                                   FORM 10-Q/A

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

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    July 29,        January 29,
                                                                      2000             2000
                                                                 -------------    -------------
                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash                                                          $   5,483,000    $   3,336,000
   Receivables, net                                                  1,731,000        1,100,000
   Merchandise inventories, net                                     64,716,000       57,293,000
   Prepaid expenses and other assets                                 2,986,000        3,287,000
                                                                 -------------    -------------

                Total current assets                                74,916,000       65,016,000
                                                                 -------------    -------------

Property and Equipment:
   Land                                                                258,000          258,000
   Building - distribution center and office facility                1,996,000        1,996,000
   Furniture, fixtures and leasehold improvements                   31,316,000       26,759,000
                                                                 -------------    -------------

                Total                                               33,570,000       29,013,000
     Less accumulated depreciation and amortization                (10,052,000)      (7,967,000)
                                                                 -------------    -------------

                  Total property and equipment, net                 23,518,000       21,046,000
                                                                 -------------    -------------

Excess Reorganization Value, less accumulated amortization of
   $943,000 and $799,000, respectively                               3,468,000        3,612,000
                                                                 -------------    -------------

                                                                 $ 101,902,000    $  89,674,000
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                        $  21,881,000    $  21,592,000
   Accrued expenses and other current liabilities                   11,239,000        7,841,000
                                                                 -------------    -------------

                Total current liabilities                           33,120,000       29,433,000
                                                                 -------------    -------------

Other Liabilities                                                      397,000          397,000
Long-Term Debt                                                      24,000,000       10,000,000

Commitments and Contingencies                                             --               --
                                                                 -------------    -------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued                                          190,000          190,000
   Additional paid-in capital                                       63,664,000       63,664,000
   Accumulated deficit                                             (19,469,000)     (14,010,000)
   Treasury stock, at cost, 523,170 shares                                --               --
                                                                 -------------    -------------

                  Total stockholders' equity                        44,385,000       49,844,000
                                                                 -------------    -------------

                                                                 $ 101,902,000    $  89,674,000
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           This Quarterly Report on Form 10-Q/A of Weiner's Stores, Inc. (the "Company") contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

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

           10.1 Fifth Amendment, dated as of July 18, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)

           10.2 Amendment No.1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)

           10.3 Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)

           27.1       Financial Data Schedule (incorporated by reference to
                      Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)

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


                September 21, 2000        By:  /s/ Michael S. Marcus
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

10.1 Fifth Amendment, dated as of July 18, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)

10.2 Amendment No.1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)

10.3 Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)

27.1 Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q filed September 12, 2000)