Form 10-Q
period 2000-10-28
WEINERS STORES INC
filed 2000-12-12
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2000 or
                               ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671
                     -------

                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


                 Delaware                              76-0355003
                 --------                              ----------
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)               Identification No.)

         6005 Westview Drive, Houston, TX                    77055
         -----------------------------------------------------------
         (Address of principal executive offices)          (zip code)

     Registrant's telephone number, including area code (713) 688-1331
                                                        ---------------

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

         As of December 8, 2000, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                         QUARTER ENDED OCTOBER 28, 2000

                                Table of Contents
                                                                                                           Page No.
                                                                                                           --------
PART I.   FINANCIAL INFORMATION
         ITEM 1. Financial Statements                                                                        3

                  Consolidated Statements of Operations                                                      3

                  Consolidated Balance Sheets                                                                4

                  Consolidated Statements of Cash Flows                                                      5

                  Notes to Consolidated Financial Statements                                                 6-10

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                 10-15

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                  16

PART II.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                                           17

         ITEM 2. Changes in Securities and Use of Proceeds                                                   17

         ITEM 3. Defaults Upon Senior Securities                                                             17

         ITEM 4. Submission of Matters to a Vote of Security Holders                                         17

         ITEM 5. Other Information                                                                           17

         ITEM 6. Exhibits and Reports on Form 8-K                                                            17-18

SIGNATURES                                                                                                    19

EXHIBIT INDEX                                                                                                 20


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                          WEINER'S STORES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                                  Thirteen         Thirteen          Thirty-Nine       Thirty-Nine
                                                Weeks Ended       Weeks Ended        Weeks Ended       Weeks Ended
                                              October 28, 2000 October 30, 1999   October 28, 2000  October 30, 1999
                                              ----------------------------------- ------------------------------------
Net sales                                     $  64,791,000     $   58,859,000     $  193,476,000    $  207,993,000

Leased department revenues                          145,000                  -            587,000                 -
                                              ----------------------------------- ------------------------------------

Net revenues                                     64,936,000         58,859,000       194,063,000        207,993,000

Cost of goods sold                               43,983,000         38,061,000       128,345,000        138,422,000
                                              ----------------------------------- ------------------------------------

Gross margin                                     20,953,000         20,798,000        65,718,000         69,571,000

Selling, administrative
         and other operating costs               23,300,000         22,986,000        72,284,000         68,703,000
Reorganization expense                           10,955,000                  -        10,955,000                  -
Store closing costs                               8,851,000                  -         8,851,000                  -
                                              ----------------------------------- ------------------------------------

Operating (loss) income                         (22,153,000)        (2,188,000)      (26,372,000)           868,000

Interest expense                                   (702,000)          (249,000)       (1,647,000)          (809,000)

Interest income                                           -                  -                 -                  -
                                              ----------------------------------- ------------------------------------

(Loss) income before income taxes               (22,855,000)        (2,437,000)      (28,019,000)            59,000

Income taxes                                              -                  -                 -                  -
                                              ----------------------------------- ------------------------------------
 (Loss) income before
  cumulative effect adjustment                $ (22,855,000)    $   (2,437,000)    $ (28,019,000)    $       59,000

Cumulative effect adjustment,
  net of tax                                              -                  -          (294,000)                 -

Net (loss) income                             $ (22,855,000)    $   (2,437,000)    $ (28,313,000)    $       59,000
                                              =================================== ====================================
(Loss) Income before cumulative effect
  adjustment per share of common stock        $       (1.23)    $            -     $       (1.52)    $            -
Cumulative effect of accounting change
  per share of common stock                               -                  -     $       (0.01)                 -
Net (loss) income per share of
  common stock                                $       (1.23)    $        (0.13)    $       (1.53)    $         0.00
                                              =================================== ====================================
Weighted average number of shares of
  Common stock                                   18,510,000         18,497,000        18,510,000         18,486,000
                                              =================================== ====================================


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        October 28,      January 29,
                                                                           2000             2000
                                                                       ------------      ------------
                                                                        (Unaudited)
ASSETS
Current Assets:
   Cash                                                                $  5,355,000      $  3,336,000
   Receivables, net                                                       1,780,000         1,100,000
   Other receivables                                                     11,985,000                 -
   Merchandise inventories, net                                          43,923,000        57,293,000
   Prepaid expenses and other assets                                      5,575,000         3,287,000
                                                                       ------------      ------------
                Total current assets                                     68,618,000        65,016,000
                                                                       ------------      ------------

Property and Equipment:
   Land                                                                     258,000           258,000
   Building - distribution center and office facility                     1,996,000         1,996,000
   Furniture, fixtures and leasehold improvements                        27,227,000        26,759,000
                                                                       ------------      ------------
                Total                                                    29,481,000        29,013,000
     Less accumulated depreciation and amortization                      (9,646,000)       (7,967,000)
                                                                       ------------      ------------
                  Total property and equipment, net                      19,835,000        21,046,000
                                                                       ------------      ------------

Excess Reorganization Value, less accumulated amortization of
$ 799,000                                                                         -         3,612,000
                                                                       ------------      ------------
                                                                       $ 88,453,000      $ 89,674,000
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                              $  3,582,000      $ 21,592,000
   Accrued expenses and other current liabilities                        14,286,000         7,841,000
   Pre-petition working capital facility                                 12,773,000                 -
                                                                       ------------      ------------
                Total current liabilities                                30,641,000        29,433,000
                                                                       ------------      ------------

Other Liabilities                                                           397,000           397,000
Long-term debt  under pre-petition credit facility                                -        10,000,000
Long-term portion of debtor-in-possession credit facility                 6,610,000                 -
Liabilities subject to settlement under reorganization proceedings       29,274,000                 -

Commitments and Contingencies                                                     -                 -

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     19,000,000 shares issued                                               190,000           190,000
   Additional paid-in capital                                            63,664,000        63,664,000
   Accumulated deficit                                                  (42,323,000)      (14,010,000)
   Treasury stock, at cost, 523,170 shares                                        -                 -
                                                                       ------------      ------------
                  Total stockholders' equity                             21,531,000        49,844,000
                                                                       ------------      ------------
                                                                       $ 88,453,000      $ 89,674,000
                                                                       ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Thirty-Nine         Thirty-Nine
                                                          Weeks Ended         Weeks Ended
                                                        October 28, 2000    October 30, 1999
                                                       ------------------- -------------------
Net cash used in operating activities                  $       (2,042,000) $       (6,376,000)
                                                       ------------------- -------------------

Cash Flows from Investing Activities:
   Capital expenditures                                         (5,322,000)         (3,904,000)
                                                       ------------------- -------------------

Net cash used in investing activities                           (5,322,000)         (3,904,000)
                                                       ------------------- -------------------

Cash Flows from Financing Activities:

Proceeds from debtor-in-possession credit facility               6,610,000
Proceeds from pre-petition working capital facility              2,773,000           8,000,000
                                                       ------------------- -------------------

Net cash provided by financing activities                        9,383,000           8,000,000
                                                       ------------------- -------------------

Net Increase in cash                                             2,019,000          (2,280,000)
Cash, beginning of period                                        3,336,000           7,176,000
                                                       ------------------- -------------------

Cash, end of period                                    $         5,355,000 $         4,896,000
                                                       =================== ===================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of October 28, 2000, and the results of its operations and its cash flows for each of the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999. The results of operations for the thirteen and thirty-nine week periods may not be indicative of the results for the entire year.

         These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 29, 2000 and related notes which are included in the Company's Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures necessary for complete consolidated financial statements in conformity with generally accepted accounting principles have been omitted because such items are reflected in the Company's audited consolidated financial statements and related notes thereto.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

(2) Recent Developments

         As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on October 16, 2000 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code") in United States Bankruptcy Court for the District of Delaware (the "Court"). The Company has entered into a $35,000,000 debtor-in-possession credit agreement (the "DIP Credit Agreement") with a lender to finance the Company's working capital requirements during Chapter 11 reorganization proceedings. On October 16, 2000, the Court approved the proposed DIP Credit Agreement, among other things, subject to certain conditions. On December 6, 2000, the Court issued the final order approving the DIP Credit Agreement. The final order allows the Company, among other things, to use the proceeds for the retirement of the pre-petition working capital facility.

         The DIP Credit Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) maximum inventory levels allowed, (iii) aggregate amount of capital expenditures and (iv) payments of dividends. In addition, the DIP Credit Agreement requires the Company to maintain compliance with a specified level of earnings before interest, taxes, depreciation, amortization and special charges. Proceeds from the DIP Credit Agreement may be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings.

         Under Chapter 11, the Company is operating its business as a debtor-in-possession, subject to approval of the Court for certain actions. Additionally, a creditor committee was formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization. There can be no assurance that the Company will succeed in reorganizing under Chapter 11 or that the reorganization will not result in a liquidation.

         As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Court.

          On October 31, 2000, the Court approved the assumption of the Company's agreement to close 44 underperforming stores as part of its restructuring process. The Company engaged a third party to acquire and manage the inventory liquidation process in these stores. As a result of this announced store closure plan, the Company has recorded an $8,851,000 charge in the third quarter of fiscal 2000 including $2,571,000 for the loss on the sale of inventory to a third party liquidator, $1,729,000 for the continuing expenses of operating these locations through final liquidation, $3,309,000 for the write-off of assets in the 44 closing stores, $742,000 for the write down of inventory capitalization related to these stores and $350,000 for miscellaneous going out of business expenses. The charge is reflected in store closing costs in the accompanying income statement. The Company currently anticipates that this store closure plan will be completed within the current fiscal year. The Company also accrued approximately $250,000 in store closing expenses for the payment of severance and other benefits due to those store associates who are expected to be terminated as store closings are finalized. These store closings ultimately are expected to eliminate approximately 1,000 positions.

         In the third quarter of 2000, the Company incurred $10,955,000 in reorganization expense attributable to the filing under Chapter 11. This expense includes $5,377,000 for potential lease rejection claims for the 44 closing stores, $3,397,000 for the write-off of excess reorganization value, $550,000 for professional fees, $400,000 for severance payments, $700,000 for fees related to the DIP Credit Agreement, $331,000 for an employee retention plan adopted in relation to the reorganization and $200,000 for miscellaneous items.

         In writing off $3,397,000 in excess reorganization value, the Company reviewed whether the events or circumstances surrounding the closing of the 44 stores and the Company's ultimate filing under Chapter 11 impacted the recoverability of this asset. The Company determined that excess reorganization value was impaired and that the Company would not be able to recover its cost.

         As part of the reorganization expense, the Company incurred approximately $400,000 in severance payments related to elimination of approximately 55 positions in the corporate headquarters and distribution center. The majority of these positions were eliminated in September 2000. Approximately $79,000 of these expenses remain accrued.

         Also included in reorganization expense is $331,000 for the Weiner's Stores, Inc. 2000 Executive Retention Plan dated September 19, 2000 (the "Retention Plan"). The Retention Plan, which provides potential benefits for certain officers and key employees of the Company, pays a bonus for remaining in the employment of the Company over a specified period of time. A participating employee under the Retention Plan may receive total compensation of 10% to 50% of their annual salary, payable in three installments on January 15, 2001 (20%), August 20, 2001 (30%) and the remainder on the effective date of a plan of reorganization under Chapter 11 which provides for the Company to continue as a going concern, or 90 days after certain other bankruptcy related events or a change of control, as defined in the Retention Plan, at which time the full unpaid balance would become payable. The payments under the Retention Plan are accelerated for a participating employee if that employee is otherwise eligible for benefits under the Retention Plan but is terminated by the Company for any reason other than cause, or if such employee resigns for good reason, in each case as those terms are defined in the Retention Plan. If all potential payments to these officers and key employees are realized, the aggregate payment obligation would be approximately $1,550,000. On November 22, 2000, the Court issued an order approving the Company's assumption of the Retention Plan.

         The accompanying Unaudited Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, its ability to comply with debtor-in-possession agreements and its ability to generate sufficient cash from operations and financing sources to satisfy its obligations. Additionally, the accompanying Unaudited Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under the reorganization proceedings.

(3) Long-Term Debt

         On October 16, 2000, in conjunction with the Company's filing under Chapter 11, the Company entered into, and the Court gave interim approval to, the two-year, $35,000,000 DIP Credit Agreement, which includes a $15,000,000 sub-facility for the issuance of letters of credit. The DIP Credit Agreement is secured by substantially all of the Company's assets. The DIP Credit Agreement provides that proceeds may be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings. Borrowings under the DIP Credit Agreement bear interest at the reference rate thereunder plus 0.75% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.75%.On December 6, 2000, the Court issued the final order approving the DIP Credit Agreement. The final order allows the Company, among other things, to use the proceeds for the retirement of the pre-petition working capital facility.

         At October 28, 2000, the Company had approximately $10,412,000 of availability under the DIP Credit Agreement, after considering outstanding letters of credit of approximately $5,205,000 and borrowings of $19,383,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

         The DIP Credit Agreement requires that the Company maintain certain financial covenants and stipulates certain borrowing limitations based on the Company's inventory levels. The DIP Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. Capital expenditures are restricted to $7,200,000 for the period ending February 3, 2001, $3,000,000 for the period ending February 2, 2002 and $2,000,000 for the period commencing February 3, 2002 and ending on November 2, 2002. At October 28, 2000, the Company was in compliance with all of its covenants under the DIP Credit Agreement.

         The Company's current liquidity needs are provided by existing cash balances, operating cash flow, the DIP Credit Agreement, and trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position.

(4) Accrued Expenses

         Accrued expenses consisted of the following:

                                                       October 28, 2000        January 29, 2000
                                                      -------------------     -------------------
              Payroll and related benefits               $   1,171,000             $  1,664,000
              Taxes other than income taxes                  1,882,000                1,371,000
              Rent and other related costs                     177,000                1,943,000
              Layaway deposits and payments                  1,880,000                        -
              Reorganization expense                         2,374,000                        -
              Closed stores                                  5,252,000                        -
              Other                                          1,550,000                2,863,000
                                                      -------------------     -------------------
                                  Total                  $  14,286,000             $  7,841,000
                                                      ===================     ===================

         As of October 28, 2000, the Court had not signed an order to approve the Company's assumption of the contract between the Company and the third party inventory liquidator. The accrual for closed stores are those amounts collected by the Company from the inception of the store closing sales to October 28, 2000 payable to the liquidator upon assumption of the contract by the Court. The Court issued the order approving such assumption on October 31, 2000.

(5)  Leases

         During the thirty-nine weeks ended October 28, 2000, the Company entered into new leases for ten stores, including relocations, and executed renewal options on several locations. During the thirty-nine weeks ended October 28, 2000, the Company opened ten new stores and closed one store. Future minimum rental payments have increased approximately $13,019,000 since January 29, 2000, bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $59,645,000.

         Total rent expense for all operating leases was as follows:

                              Thirteen             Thirteen             Thirty-Nine          Thirty-Nine
                             Weeks Ended          Weeks Ended           Weeks Ended          Weeks Ended
                           October 28, 2000     October 30, 1999      October 28, 2000     October 30, 1999
                           ----------------    ------------------    -----------------    ------------------
  Minimum rentals          $      2,989,000    $        2,796,000    $       9,061,000    $        8,174,000
  Contingent rentals                  9,000               116,000              259,000               369,000
                           ----------------    ------------------    -----------------    ------------------
          Total            $      2,998,000    $        2,912,000    $       9,320,000    $        8,543,000
                           ================    ==================    =================    ==================

(6) Stock Based Awards

                  On March 24, 2000, under the Company's 1999 Stock Incentive Plan, options to purchase 214,000 shares of common stock were granted to certain officers and key employees at an exercise price of $0.31 per share, the amount determined under such plan to be the fair market value on that date. At October 28, 2000, there were vested options outstanding to purchase 401,667 shares of common stock at a weighted average per share exercise price of $1.12.

(7) Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the third quarter of 2000 or 1999, or during the first nine months of 2000 or 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards. No income taxes were paid during the third quarter of 2000 or 1999, or during the first thirty-nine weeks of 2000 or 1999.

(8) New Accounting Pronouncements

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

(9) Earnings Per Share

         Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                       Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                  --------------------------------    -------------------------------
                                                  October 28,       October 30,       October 28,       October 30,
                                                      2000              1999              2000             1999
                                                  -------------    ---------------    -------------    --------------
   Weighted average number of shares of
        common stock outstanding                     18,509,710         18,476,830       18,509,710        18,476,830
   Common stock equivalents - shares issuable
        under the stock incentive plans                       -             19,829                -             9,224
                                                  -------------    ---------------    -------------    --------------
   Weighted average number of shares of common
        stock outstanding, assuming full dilution    18,509,710         18,496,659       18,509,710        18,486,054
                                                  =============    ===============    =============    ==============

         The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity as of October 28, 2000 (resulting in no dilution for the earnings per share computations).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q of Weiner's Stores, Inc. (the "Company") contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding business strategies, future operations, future capital expenditures and future cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may differ materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the expected results expressed or implied therein will not be realized.

RECENT DEVELOPMENTS

         As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on October 16, 2000 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code") in United States Bankruptcy Court for the District of Delaware (the "Court"). The Company has entered into a $35,000,000 debtor-in-possession credit agreement (the "DIP Credit Agreement") with a lender to finance the Company's working capital requirements during Chapter 11 reorganization proceedings. On October 16, 2000, the Court approved the proposed DIP Credit Agreement, among other things, subject to certain conditions. On December 6, 2000, the Court issued the final order approving the DIP Credit Agreement. The final order allows the Company to, among other things, use the proceeds for the retirement of the pre-petition working capital facility.

         The DIP Credit Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) maximum inventory levels allowed, (iii) aggregate amount of capital expenditures and (iv) payments of dividends. In addition, the DIP Credit Agreement requires the Company to maintain compliance with a specified level of earnings before interest, taxes, depreciation, amortization and special charges. Proceeds from the DIP Credit Agreement may be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings.

         Under Chapter 11, the Company is operating its business as a debtor-in-possession, subject to approval of the Court for certain actions. Additionally, a creditor committee was formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization. There can be no assurance that the Company will succeed in reorganizing under Chapter 11 or that reorganization will not result in a liquidation.

         As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Court.

         On October 31, 2000, the Court approved the assumption of the Company's agreement to close 44 underperforming stores as part of its restructuring process. The Company engaged a third party to acquire and manage the inventory liquidation process in these stores. As a result of this announced store closure plan, the Company has recorded an $8,851,000 charge in the third quarter of fiscal 2000 including $2,571,000 for the loss on the sale of inventory to a third party liquidator, $1,729,000 for the continuing expenses of operating these locations through final liquidation, $3,309,000 for the write-off of assets in the 44 closing stores, $742,000 for the write down of inventory capitalization related to these stores and $350,000 for miscellaneous going out of business expenses. The charge is reflected in store closing costs in the accompanying income statement. The Company currently anticipates that this store closure plan will be completed within the current fiscal year. The Company also accrued approximately $250,000 in store closing expenses for the payment of severance and other benefits due to those store associates who are expected to be terminated as store closings are finalized. These store closings ultimately are expected to eliminate approximately 1,000 positions.

         In the third quarter of 2000, the Company incurred $10,955,000 in reorganization expense attributable to the filing under Chapter 11. This expense includes $5,377,000 for potential lease rejection claims for the 44 closing stores, $3,397,000 for the write-off of excess reorganization value, $550,000 for professional fees, $400,000 for severance payments, $700,000 for fees related to the DIP Credit Agreement, $331,000 for an employee retention plan adopted in relation to the reorganization and $200,000 for miscellaneous items.

         In writing off $3,397,000 in excess reorganization value, the Company reviewed whether the events or circumstances surrounding the closing of the 44 stores and the Company's ultimate filing under Chapter 11 impacted the recoverability of this asset. The Company determined that excess reorganization value was impaired and that the Company would not be able to recover its cost.

         As part of the reorganization expense, the Company incurred approximately $400,000 in severance payments related to elimination of approximately 55 positions in the corporate headquarters and distribution center. The majority of these positions were eliminated in September 2000. Approximately $79,000 of these expenses remain accrued.

         Also included in reorganization expense is $331,000 for the Weiner's Stores, Inc. 2000 Executive Retention Plan dated September 19, 2000 (the "Retention Plan"). The Retention Plan, which provides potential benefits for certain officers and key employees of the Company, pays a bonus for remaining in the employment of the Company over a specified period of time. A participating employee under the Retention Plan may receive total compensation of 10% to 50% of their annual salary, payable in three installments on January 15, 2001 (20%), August 20, 2001 (30%) and the remainder on the effective date of a plan of reorganization under Chapter 11 which provides for the Company to continue as a going concern, or 90 days after certain other bankruptcy related events or a change of control, as defined in the Retention Plan, at which time the full unpaid balance would become payable. The payments under the Retention Plan are accelerated for a participating employee if that employee is otherwise eligible for benefits under the Retention Plan but is terminated by the Company for any reason other than cause, or if such employee resigns for good reason, in each case as those terms are defined in the Retention Plan. If all potential payments to these officers and key employees are realized, the aggregate payment obligation would be approximately $1,550,000. On November 22, 2000, the Court issued an order approving the Company's assumption of the Retention Plan.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 1999

         Total net sales for the third quarter of 2000 increased 10.1% to $64,791,000 from $58,859,000 in the third quarter of 1999. The increase was primarily attributable to a 10.3% comparable stores sales increase for the third quarter of 2000. Comparable store sales were impacted by the Company's adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Staff of the Securities and Exchange Commission. Prior to its adoption of SAB 101, the Company recognized layaway sales at the time when the merchandise was placed in layaway by the customer. SAB 101 states that layaway sales are to be recognized upon the delivery of the merchandise to the customer. Under SAB 101, the Company has recognized in the third quarter of 2000 $5,754,000 in layaway transactions from prior periods. Had the Company continued to report layaway sales at the inception of the layaway, total net sales for the third quarter of 2000 would have been $59,037,000, or a 0.3% increase from the third quarter of 1999. This recognition of deferred sales was offset by sales reductions in September 2000 and October 2000 due to lower than anticipated merchandise receipts as the Company experienced cash flow difficulties and ultimately filed a petition for relief under Chapter 11 on October 16, 2000. October 2000 sales were further affected negatively by the closing of 44 stores on October 12, 2000.

         Leased department revenue in the third quarter of 2000 reflects the revenues the Company received for the sales of designer fragrances.

         Cost of goods sold for the third quarter of 2000 increased to $43,983,000 from $38,061,000 in the third quarter of 1999. As a percentage of revenues, cost of goods sold for the third quarter of 2000 increased to 67.7% from 64.7% in the third quarter of 1999. The increases are primarily attributable to increased promotional markdowns. Gross margin in the third quarter of 2000 decreased as a percentage of revenues to 32.3% from 35.3% in the third quarter of 1999. This decrease is primarily attributable to increased promotional markdowns offset by higher initial markup.

         Selling, administrative and other operating costs increased to $23,300,000 in the third quarter of 2000 compared to $22,986,000 in the third quarter of 1999. The increase is primarily attributable to increased advertising and rent expense relating to new stores. As a percentage of revenues, selling, administrative and other operating costs in the third quarter of 2000 decreased to 35.9% from 39.1% in the third quarter of 1999. This decrease is primarily attributable to the increase in revenues discussed above.

         The Company incurred $10,955,000 in reorganization expense in the third quarter of 2000 attributable to the filing under Chapter 11. This expense is primarily attributable to potential lease rejection claims for the 44 closing stores, the write-off of excess reorganization value, professional fees and an employee retention plan adopted in relation to the reorganization.

         Store closing costs incurred for the third quarter of 2000 were $8,851,000. This expense was primarily attributable to the loss on the sale of inventory to a third party liquidator, continued expenses of operating these locations through final liquidation and the write-off of assets in the 44 closing stores.

         The operating loss for the third quarter of 2000 was $22,153,000 compared to operating loss of $2,188,000 in the third quarter of 1999. Had the Company not incurred reorganization expense and store closing costs, the operating loss for the third quarter of 2000 would have been $2,347,000.

         The Company provides for United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the third quarter of 2000 or the third quarter of 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss ("NOL") carryforwards.

         The Company recorded interest expense of $702,000 in the third quarter of 2000 compared to $249,000 in the third quarter of 1999. Interest expense has increased due to the increase in borrowings under the Company's credit facilities and increases in interest rates.

         The Company's net loss for the third quarter of 2000 was $22,855,000, or $1.23 per share of common stock, compared to a net loss of $2,437,000, or $0.13 per share of common stock, for the third quarter of 1999. Had the Company not incurred reorganization expense and store closing costs in relation to its filing under Chapter 11, the net loss for the third quarter of 2000 would have been $3,049,000, or $0.16 per share of common stock.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

         Total net sales in the first nine months of 2000 decreased 7.0% to $193,476,000 from $207,993,000 in the first nine months of 1999. The decrease is primarily attributable to a 10.3% decrease in comparable store sales for the first nine months of 2000 compared to the same period last year, offset by sales in new stores opened in 2000 and the latter part of 1999. The Company's adoption of SAB 101 had a measurable impact on comparable stores sales. Prior to the its adoption of SAB 101, the Company recognized layaway sales at the time when the merchandise was placed in layaway by the customer. SAB 101 states that layaway sales are to be recognized upon the delivery of the merchandise to the customer. Under SAB 101, the Company has deferred from the first nine months of 2000 $2,533,000 in layaway transactions until future periods. Had the Company continued reporting layaway sales at the inception of the layaway, total net sales for the first nine months of 2000 would have been $196,009,000, or a 5.8% decrease from the first nine months of 1999. The sales decline was further impacted by sales reductions in September 2000 and October 2000 due to lower than anticipated merchandise receipts as the Company experienced cash flow difficulties and ultimately filed a petition for relief under Chapter 11 on October 16, 2000. October 2000 sales were further affected negatively by the closing of 44 stores on October 12, 2000.

         Leased department revenue in the first nine months of 2000 reflects the revenues the Company received for the sales of designer fragrances and unbranded shoes. The Company tested, during the first quarter of 2000, a leased department for unbranded shoes in eight stores. The leased shoe department was unsuccessful and the lease was discontinued.

         Cost of goods sold for the first nine months of 2000 decreased to $128,345,000 from $138,422,000 in the first nine months of 1999. As a percentage of revenues, cost of goods sold for the first nine months of 2000 decreased to 66.1% from 66.6% in the first nine months of 1999. The decreases are primarily attributable to the sales decline discussed above. Gross margin in the first nine months of 2000 increased as a percentage of revenues to 33.9% from 33.4% in the first nine months of 1999. This increase is primarily attributable to higher initial markup and lower promotional markdowns.

         Selling, administrative and other operating costs increased to $72,284,000 in the first nine months of 2000 compared to $68,703,000 in the first nine months of 1999. The increase is primarily attributable to an increase in utility expense and rent expense relating to new stores and an increase in advertising expense. As a percentage of revenues, selling, administrative and other operating costs in the first nine months of 2000 increased to 37.2% from 33.0% in the first nine months of 1999. This increase is primarily attributable to the decrease in sales during the first nine months of 2000 discussed above.

         The Company incurred $10,955,000 in reorganization expense in the first nine months of 2000 attributable to the filing under Chapter 11. This expense is primarily attributable to potential lease rejection claims for the 44 closing stores, the write-off of excess reorganization value, professional fees and an employee retention plan adopted in relation to the reorganization.

         Store closing costs incurred for the first nine months of 2000 were $8,851,000. This expense was primarily attributable to the loss on the sale of inventory to a third party liquidator, continued expenses of operating these locations through final liquidation and the write-off of assets in the 44 closing stores.

         The operating loss in the first nine months of 2000 was $26,372,000 compared to operating income of $868,000 in the first nine months of 1999. Had the Company not incurred reorganization expense and store closing costs, the operating loss in the first nine months of 2000 would have been $6,566,000.

         The Company provides for United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first nine months of 2000 or the first nine months of 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards. No income taxes were paid during the first nine months of 2000 or the first nine months of 1999.

         The Company recorded interest expense of $1,647,000 in the first nine months of 2000 compared to $809,000 in the first nine months of 1999. The increase is due primarily to the increase in borrowings under the Company's credit facilities during the first nine months of 2000 as compared to the first nine months of 1999 and the increase in interest rates thereunder.

         The Company's net loss was $28,313,000, or $1.53 per share of common stock, for the first nine months of 2000, compared to net income of $59,000, or less than $0.01 per share of common stock, for the first nine months of 1999. Had the Company not incurred reorganization expense and store closing costs in relation to its filing under Chapter 11, the net loss for the first nine months of 2000 would have been $8,507,000, or $0.46 per share of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations and Working Capital

         The Company's cash used in operations was $2,042,000 during the thirty-nine weeks ended October 28, 2000, compared to cash used in operations of $6,376,000 during the thirty-nine weeks ended October 30, 1999. The decrease in cash used in operations is primarily attributable to the Company's efforts to control inventory levels and the filing under Chapter 11 on October 16, 2000. The Company's primary source of liquidity has been borrowings under its prior credit agreement and the current DIP Credit Agreement.

Credit Agreements

         On October 5, 2000, the Company entered into the sixth amendment (the "Sixth Amendment") to its pre-petition credit agreement. The Sixth Amendment, among other things, reduced the amount of the facility to $35,000,000, adjusted the formula used to determine borrowing availability, modified the financial covenants and further limited capital expenditures.

         On October 16, 2000, in conjunction with the Company's filing under Chapter 11, the Company entered into, and the Court gave interim approval to, the two-year, $35,000,000 DIP Credit Agreement, which includes a $15,000,000 sub-facility for the issuance of letters of credit. The DIP Credit Agreement is secured by substantially all of the Company's assets. The DIP Credit Agreement provides that proceeds may be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings. Borrowings under the DIP Credit Agreement bear interest at the reference rate thereunder plus 0.75% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.75%. On December 6, 2000, the Court issued the final order approving the DIP Credit Agreement. The final order allows the Company to, among other things, use the proceeds for the retirement of the pre-petition working capital facility.

         At October 28, 2000, the Company had approximately $10,412,000 of availability under the $35,000,000 DIP Credit Agreement, after considering outstanding letters of credit of approximately $5,205,000 and borrowings of

$19,383,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

         The DIP Credit Agreement requires that the Company maintain certain financial covenants and stipulates certain borrowing limitations based on the Company's inventory levels. The DIP Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. Capital expenditures are restricted to $7,200,000 for the period ending February 3, 2001, $3,000,000 for the period ending February 2, 2002 and $2,000,000 for the period commencing February 3, 2002 and ending on November 2, 2002. At October 28, 2000, the Company was in compliance with all of its covenants under the DIP Credit Agreement.

         The Company's current liquidity needs are provided by existing cash balances, operating cash flow, the DIP Credit Agreement, and trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position. Due to the Company's poor financial performance and the other factors that resulted in its filing for relief under Chapter 11, any further material adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures or adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, to meet its obligations as they become due or to comply with the various covenant requirements under the DIP Credit Agreement. Moreover, the Company is highly dependent upon its ability to obtain merchandise on normal trade terms. Due to the Company's recent financial performance, some of the Company's key vendors have become more restrictive in granting trade credit either through reducing the Company's credit lines or shortening payment terms. In addition, the majority of the Company's factors have requested letters of credit to secure the credit lines that these factors have provided the Company. The tightening of credit was one of the factors which contributed to the Company's filing for relief under Chapter 11.

         As a result of the Chapter 11 filing, the Company's realization of assets and liquidation of liabilities in the ordinary course of business is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the Company's consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, its ability to comply with debtor-in-possession agreements and its ability to generate sufficient cash from operations and financing sources to satisfy its obligations.

 Capital Expenditures

         The Company's capital expenditures are expected to be approximately $6,500,000 in fiscal 2000, primarily for the opening of new stores, remodeling of existing stores, expansion of the hard-line area within the stores, a new signage program and management information system enhancements. As of October 28, 2000, the Company had completed $5,322,000 of these expenditures. The Company expects to fund these future capital expenditures from cash generated by operations and borrowings under the DIP Credit Agreement.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is party to ordinary routine litigation, arbitration and proceedings incidental to its business, the disposition of which is not expected to have a material adverse effect on the Company's business or financial condition. Due to the Company's filing under Chapter 11, certain of such cases have been stayed pursuant to the automatic stay issued by the Court. Under Chapter 11, these cases require Court approval or must be specifically exempt for litigation proceedings to continue.

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

         10.1 Sixth Amendment, dated as of October 5, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (filed herewith)

         10.2 Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller, as amended (filed herewith)

         10.3 Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa, as amended (filed herewith)

         10.4 Weiner's Stores, Inc. 2000 Executive Retention Plan dated as of September 19, 2000 (filed herewith)

         10.5 Debtor-in-Possession Revolving Credit Agreement, dated October 16, 2000, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent (filed herewith)

                  27.1 Financial Data Schedule (filed herewith)

           (b) During the third quarter of fiscal year 2000, the Company filed a report on Form 8-K on October 17, 2000 to report that the Company had filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and to announce that the Company had entered into the DIP Credit Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WEINER'S STORES, INC.


              December 12, 2000       By: /s/ Michael S. Marcus
              -----------------           ----------------------
                  (Date)                  Michael S. Marcus
                                          Vice  President, Chief Financial
                                          Officer,Treasurer and Secretary

                                  EXHIBIT INDEX

     Exhibit No.            Description
     -----------            -----------

         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

         3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

         10.1 Sixth Amendment, dated as of October 5, 2000, to the Revolving Credit Agreement, dated August 26, 1997, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent, as amended (filed herewith)

         10.2 Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller, as amended (filed herewith)

         10.3 Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa, as amended (filed herewith)

         10.4 Weiner's Stores, Inc. 2000 Executive Retention Plan dated as of September 19, 2000 (filed herewith)

         10.5 Debtor-in-Possession Revolving Credit Agreement, dated October 16, 2000, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent (filed herewith)

         27.1     Financial Data Schedule (filed herewith)