Form 10-K405
period 2001-02-03
WEINERS STORES INC
filed 2001-04-16
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2001 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 30, 2001 was $185,097.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of March 30, 2001, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

Documents incorporated by reference:

     1. Portions of the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 24, 2001 as filed with the Commission are incorporated by reference into Part III - Items 10, 11, 12 and 13.

                                     PART I

Item 1. Business

General

     Weiner's Stores, Inc., a Delaware corporation (the "Company"), incorporated in December 1991, is a neighborhood family retailer of primarily branded apparel, shoes, related accessories, domestic, home furnishings and houseware products for value-conscious customers. The Company operates 97 stores located in Texas, Louisiana, Mississippi and Alabama and employs approximately 1,557 full-time equivalent employees. References herein to "Weiner's Stores, Inc." or the "Company" are to Weiner's Stores, Inc., together with its subsidiary, unless the context otherwise indicates.

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

Reorganization

     As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on October 16, 2000 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code") in United States Bankruptcy Court for the District of Delaware (the "Court").
Under   Chapter   11,   the   Company   is   operating   its   business   as   a
debtor-in-possession, subject to approval of the Court for certain actions. Additionally, a creditor committee was formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization. In connection with the Company's Chapter 11 reorganization, the Company has retained an investment banking firm to explore and advise the Company with respect to various financial and business options, including but not limited to identifying sources of additional debt or equity financing and/or possible acquirers of all or substantially all of the Company's assets. There can be no assurance that the Company will succeed in reorganizing under Chapter 11 or that the reorganization will not result in a liquidation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

     On October 31, 2000, the Court approved the assumption of the Company's agreement with a third party to conduct store closing sales with respect to 44 underperforming stores as part of the Company's restructuring process. The Company engaged such third party to acquire and manage the inventory liquidation process in these stores. These store closings ultimately resulted in the elimination of approximately 1,000 positions. As part of the reorganization, the Company also eliminated approximately 55 positions in the corporate headquarters and distribution center. The majority of these positions were eliminated in September 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     The Company has adopted the Weiner's Stores, Inc. 2000 Executive Retention Plan dated September 19, 2000 (the "Retention Plan"). The Retention Plan, which provides potential benefits for certain officers and key employees of the Company, pays a bonus for remaining in the employment of the Company over a specified period of time. A participating employee under the Retention Plan may receive total compensation of 10% to 75% of their annual salary, payable in three installments on January 15, 2001 (20%), August 20, 2001 (30%) and the remainder on the effective date of a plan of reorganization under Chapter 11 which provides for the Company to continue as a going concern, or 90 days after certain other bankruptcy related events or a change of control, as defined in the Retention Plan, at which time the full unpaid balance would become payable. The payments under the Retention Plan are accelerated for a participating employee if that employee is otherwise eligible for benefits under the Retention Plan but is terminated by the Company for any reason other than cause, or if such employee resigns for good reason, in each case as those terms are defined in the Retention Plan. If all remaining potential payments to these officers and key employees are realized, the aggregate payment obligation would be approximately $1,159,000. The Retention Plan was assumed by the Company on November 22, 2000, as debtor-in-possession in its Chapter 11 case, as it relates to all participants other than Messrs. Miller and Kassa.

     The Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company's Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, its ability to comply with debtor-in-possession agreements and its ability to generate sufficient cash from operations and financing sources to satisfy its obligations. Additionally, the accompanying Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under the reorganization proceedings.

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

Merchandising

     The Company's merchandising strategy is to focus closely on its markets and on the desires and preferences of its largely ethnic customer base. This strategy was undertaken after a review of the markets that the Company serves, including the demographics and income levels of its customers. The Company recognizes that one of its competitive strengths relative to many discounters is the availability of several key brands such as Nike(R), Reebok(R), K-Swiss(R), Adidas(R), Levi's(R), Lee(R), U.S. Polo(R), Wrangler(R), Westpoint Stevens(R), Fieldcrest Cannon(R), and Chaps(R). Much of the in-store and overall marketing strategies focus on such brands. Management expects to continue to invest appropriate resources and priority to strengthen these relationships and add incremental products from these vendors. Additionally, the Company continues to identify other brands that would enhance the merchandise assortment and is developing action plans to address appropriate vendors. The Company continues to identify several merchandise departments and classifications that have previously been nonexistent at the Company's stores or insufficiently funded or spaced. The Company is continually reviewing classifications and/or items, identifying vendors, creating space allocations and developing pricing strategies to seek to enhance these businesses.

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

     At February 3, 2001, the Company employed one president, three vice presidents/divisional merchandising managers, nine buyers, two merchandise planners, nine merchandise allocators, and two basic stock/replenishment managers.

     During fiscal 2000, the Company purchased merchandise from approximately 698 vendors, of which two major vendors accounted for approximately 6.2% and 4.2% of total Company purchases of goods sold. The Company's 20 largest vendors accounted for approximately 39.8% of total Company purchases during fiscal 2000. Primarily due to the Company's recent financial performance, some of the Company's key vendors have become more restrictive in granting trade credit, either by reducing the Company's credit lines or shortening payment terms. The Company's business is driven by brand names, and the loss of the use of one or more brand names could have a material adverse effect on the Company's business.

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

Store Operations

     As of February 3, 2001, the Company operated 97 stores in Texas, Louisiana, Mississippi and Alabama. The Company's stores range in total size from approximately 17,000 square feet to 53,000 square feet and average approximately 25,000 square feet. The majority of the Company's stores are located in strip shopping centers or are free standing. Because none of the Company's stores have been located outside Texas, Louisiana, Mississippi, Arkansas and Alabama during the last three fiscal years, the Company has received no revenues from external customers attributable to foreign countries except for certain revenues received from customers visiting the Company's stores from foreign countries, the amount of which revenues it is impracticable for the Company to determine and which the Company believes is immaterial to the Company's total sales. All of the Company's long-lived assets are currently located in the United States.

     Each store is staffed by a store manager and/or one to two co-managers, one to two assistant managers and/or one to two floor managers, and several sales associates. Store managers report to district supervisors, who in turn report to the Company's Vice President of Stores.

     The Company periodically reviews its store base and determines whether particular stores need to be improved or closed. The Company generally closes a store at the end of its lease term when the operating profit generated by the store is insufficient to make a contribution to fixed corporate overhead. Stores are closed prior to their lease expiration when they are unprofitable and/or have, in the Company's opinion, limited potential for improvement and the Company has reached a satisfactory agreement with the landlord for closing the location. On October 31, 2000, the Court approved the assumption of the Company's agreement to close 44 underperforming stores as part of the Company's restructuring process. The Company engaged a third party to acquire and manage the inventory liquidation process in these stores. These store closings ultimately resulted in the elimination of approximately 1,000 positions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     The Company closed a total of 45 stores in fiscal year 2000, six stores in fiscal year 1999 and three stores in fiscal year 1998.

     During fiscal 2000, the Company opened ten new stores of which four were subsequently closed as part of the reorganization effort. The average capital cost to construct a new store is approximately $350,000 plus inventory requirements of approximately $450,000 per store (of which approximately 30% was financed by vendor accounts payable).

     The Company currently does not expect to open any new stores in fiscal 2001. The Company believes that there are adequate real estate opportunities to open additional stores in the markets it currently serves and to enter new markets in its overall trade areas but, due to the current financial condition of the Company, capital for new store growth is restricted.

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

     o    Improving and further refining the use of ethnic television and radio;

     o Coordinating with buyers to maximize return, ensure an in-stock position on advertised items, and evaluate pricing programs;

     o    Moving the mix of media to more focused print programs;

     o Targeting print mailings in a more efficient manner and focusing on the ethnicity of different markets;

     o    Upgrading in-store signage;

     o Establishing promotional programs that highlight the branded merchandise available and the value pricing being offered to the consumers while also generating an exciting shopping experience for the consumer; and

     o With additional merchandise departments, creating a one stop shopping experience and a more frequent shopping habit among the core customer.

     The Company has laid out marketing strategies that target its strengths relative to certain demographic features of its customer base. These demographic features include: the ethnic make-up of its customers, value conscious women shoppers with more than one child in the household, fashion oriented young adult males with strong demand for identification with branded products, the growth of home products, and the Company's neighborhood presence.

Management Information Systems

     The Company uses an integrated merchandising package which includes modules for accounts payable, general ledger, loss prevention, planning, allocation, merchandise analysis, stores and the distribution center. The Company operates its own in-house computer facility.

     The integrated merchandise package has generated benefits in the following areas: a more defined merchandise reporting system with incremental classification; improved open-to-buy reporting; better information with regard to markdowns; and improved price line reporting, vendor analysis reporting, open-to-ship reporting for improved allocation, loss prevention analysis and exception reporting, auto-allocation capabilities and marketing profitability analysis. To further enhance the capabilities of these systems, the Company installed a state of the art point-of-sale system in fiscal 2000. The Company completed such installation in 34 stores in fiscal 2000. Due to the current financial condition of the Company, capital for additional point-of-sale system installations is restricted for the foreseeable future.

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

Employees

     As of February 3, 2001, the Company had approximately 1,557 full time equivalent employees. The Company has a significant number of part-time store employees and, as is typical in the retail industry, experiences high turnover in its retail sales personnel. Of such total work force, approximately 179 full-time equivalent employees are employed in the Company's corporate offices and distribution center.

Method of Payment

     Approximately 78.6% of the Company's net sales are made by cash or check, and 13.0% by national credit cards. Under the related credit card agreements, the Company receives daily payments on amounts charged on those credit cards. Such a payment is not subject to recovery by the payor under such agreement unless the charge in question involved an invalid use of such credit card. The Company does not have its own credit card program, but does offer a layaway program that accounts for approximately 8.0% of the Company's net sales. The Staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective for fiscal years beginning after December 15, 1999. The Company has implemented all provisions of SAB 101, including the treatment of leased department and layaway sales, effective for fiscal year 2000, beginning January 30, 2000. In relation to the adoption of SAB 101, the Company recorded during the first quarter of 2000 a cumulative effect adjustment for a change in accounting in the amount of $294,000 and recognized additional gross revenues of $851,000. These one-time adjustments were necessary to correctly account for those layaways held as accounts receivable at the end of fiscal year 1999.

Seasonality

     The Company's business is seasonal with approximately 38% of the Company's annual revenues being generated during the back-to-school selling season in July and August and the Christmas selling season of November and December. In addition, the Company's performance, like that of many other retailers, is sensitive to the overall U.S. economy and economic cycles and related economic conditions that influence consumer trends and spending patterns.

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

Item 2.  Properties

     The Company leases all of its 97 stores in operation as of February 3, 2001, of which 85 stores are located in Texas, seven stores are located in Louisiana, three stores are located in Mississippi and two stores are located in Alabama. Most leases are long-term net leases (i.e., lease contracts without a purchase option), which expire on varying dates through 2011. Most of the store leases include renewal options for an additional five to ten years and require the Company to pay taxes, insurance and certain common area maintenance costs in addition to specified minimum rent. Most of the leases also require the payment of contingent rent based upon a specified percentage of sales in excess of a base amount. The following table sets forth, as of February 3, 2001, the number of store leases that will expire in each of the indicated fiscal years (excluding renewal options):

                                Number of       Number of Leases
                Year        Leases Expiring   with Renewal Options
            ------------    ---------------   --------------------

                2001                9                   8
                2002               11                  10
                2003               20                  18
                2004               16                  13
                2005               20                  15
             Thereafter            21                  16
                            ---------------   --------------------
               Total               97                  80
                            ===============   ====================

     Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligation to perform further under the contract or lease but is subject to a claim of damages for the breach thereof. Therefore, the renewals shown above may not reflect the actual results in the future.

     Most of the Company's stores are either freestanding structures or anchors in strip shopping centers. The Company opened ten new stores and closed 45 stores during fiscal 2000 and opened 16 new stores and closed 51 stores in the last two fiscal years. The Company enters into and terminates leases from time to time in the ordinary course of business as new stores are opened and stores are closed. See "Business - General" and " - Store Operations."

     The Company owns its distribution center/headquarters facility in Houston, Texas, which contains approximately 376,000 square feet and is located on approximately 8.2 acres of land. Such real property is subject to an encumbrance created in connection with the DIP Credit Agreement that the Company has entered into. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - DIP Credit Agreement."

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Price Range of Common Stock

     As of August 17, 1998, the Company's common stock, par value $.01 per share ("Common Stock"), began trading on the Over-the-Counter Bulletin Board Service ("OTC") under the symbol "WEIR." There was previously no established public trading market for the Common Stock. The following table sets forth, for each full quarterly period in fiscal year 2000 and 1999 trading on the OTC, the high and low sales price per share of the Company's Common Stock as reported on the OTC.

                                        2000                 1999
                                    High     Low         High     Low
                                   --------------       --------------
             First Quarter         $0.41    $0.25       $0.66    $0.19
             Second Quarter        $0.31    $0.19       $1.19    $0.28
             Third Quarter         $0.22    $0.02       $1.16    $0.47
             Fourth Quarter        $0.08    $0.01       $0.81    $0.38

     The last reported sale price per share of Common Stock as reported on the OTC on March 30, 2001 was $0.01. As of March 30, 2001, there were 468 holders of record of the Common Stock. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

Dividends

     The Company did not declare or pay any cash dividends with respect to the Common Stock during fiscal years 1998, 1999 or 2000. The Company presently does not intend to pay cash dividends in the foreseeable future. In addition, the terms of the Company's DIP Credit Agreement prohibit payment of cash dividends on the Common Stock. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on the Company's financial condition, results of operations, current and anticipated capital requirements, restrictions under then existing debt instruments and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

                                                              Successor Company (a)                       Predecessor Company (a)
                                       --------------------------------------------------------------   --------------------------
                                          Fiscal            Fiscal          Fiscal
                                           Year              Year            Year        Twenty-Three      Thirty      Fiscal Year
                                          Ended             Ended           Ended        Weeks Ended    Weeks Ended       Ended
                                       February 3,       January 29,     January 30,     January 31,     August 25,    January 25,
                                           2001              2000            1999            1998         1997 (b)         1997
                                       -----------       -----------     -----------     -----------    -----------    -----------
                                                   (Dollars in thousands, except per share and per square foot data)
Income Statement Data:
Net sales                              $   248,258       $   276,843     $   260,908     $   103,322    $   160,315    $   263,666
Operating (loss) income                    (29,259)           (2,026)         (3,979)         (5,734)         1,250        (17,864)
Net (loss) income                          (31,733)           (3,133)         (4,992)         (5,885)        18,541        (17,220)

Net (loss) income per share
  of common stock (c)                  $     (1.71)      $     (0.17)    $     (0.26)    $     (0.31)   $    185.41    $   (172.20)

Balance Sheet Data:
Working capital                        $    44,113       $    35,583     $    34,781     $    41,249    $    43,434    $    54,728
Total assets                                81,138            89,674          87,644          80,739         99,241         91,285
Long-term debt                              20,694            10,000           4,000           5,000             --             --

Selected Operating Data:
Comparable store net sales
 (decrease) increase                          (9.3)%             3.4%           (1.9)%          (0.1)%(d)                      6.7%
Number of stores
  Beginning of period                          132               132             128             134            131            139
  Opened                                        10                 6               7               1              3             --
  Closed                                        45                 6               3               7             --              8
  End of period                                 97               132             132             128            134            131
Total sales square feet at
  end of period (000's)                      1,800             2,634           2,644           2,602 (d)                     2,652
Average net sales per store            $     2,068(e)    $     2,097     $     2,007         $ 2,036 (d)               $     1,953
Average net sales per square foot      $       111(e)    $       105     $        99         $   100 (d)               $        97

     (a) Fiscal year 2000, which contained 53 weeks, fiscal years 1999 and 1998, each of which contained 52 weeks, and fiscal year 1997, which contained 53 weeks, all ended on the Saturday closest to January 31st (i.e., February 3, 2001, January 29, 2000, January 30, 1999 and January 31, 1998, respectively). Fiscal year 1996 contained 52 weeks and ended January 25, 1997.

     (b) Net income for the thirty weeks ended August 25, 1997 includes $1,519,000 in "fresh start" expense and $18,683,000 in extraordinary gain related to debt discharge.

     (c) Net loss per share of Common Stock for fiscal years 2000, 1999 and 1998 is based on a weighted average number of shares of Common Stock outstanding of 18,509,710, 18,483,729 and 18,869,208, respectively.
          Net loss per share of Common Stock for the twenty-three weeks ended January 31, 1998 (Successor Company) is based on a weighted average number of shares of Common Stock outstanding of 19,000,000. Net income
          (loss) per share of Common Stock for the thirty weeks ended August 25, 1997 (Predecessor Company) and for fiscal year ended January 25, 1997 is based on a weighted average number of shares of common stock outstanding of 100,000. Earnings per share for the Predecessor Company is not comparable due to the Company's previous reorganization.

     (d)  Amount presented is for the fiscal year ended January 31, 1998.

     (e)  Based on the 97 stores opened at the end of fiscal 2000.

     (f) The Company adopted SAB 101 in fiscal year 2000 resulting in a cumulative effect adjustment. This adjustment does not affect the comparability of the information presented herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company's financial results have changed significantly over the past five years, principally as a result of its filing for reorganization under Chapter 11 of the Bankruptcy Code on April 12, 1995, the Company's subsequent emergence from Chapter 11 reorganization on August 26, 1997, and the Company's subsequent filing for reorganization under Chapter 11 of the Bankruptcy Code on October 16, 2000, the Petition Date.

     As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on the Petition Date the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Court. The Company has entered into a $35,000,000 debtor-in-possession credit agreement (the "DIP Credit Agreement") with a lender to finance the Company's working capital requirements during its Chapter 11 reorganization proceedings. On October 16, 2000, the Court gave interim approval of the proposed DIP Credit Agreement, among other things, subject to certain conditions. On December 6, 2000, the Court issued a final order approving the DIP Credit Agreement. The final order allows the Company, among other things, to use the proceeds of the DIP Agreement for the retirement of the pre-petition working capital facility.

     The DIP Credit Agreement contains covenants which, among other things, restrict the (i) incurrence of additional debt, (ii) maximum inventory levels allowed, (iii) aggregate amount of capital expenditures permitted and (iv) payments of dividends. In addition, the DIP Credit Agreement requires the Company to maintain compliance with a specified level of earnings before interest, taxes, depreciation, amortization and special charges. Proceeds from the DIP Credit Agreement may be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings.

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

     On October 31, 2000, the Court approved the assumption of the Company's agreement with a third party to conduct store closing sales with respect to 44 underperforming stores as part of the Company's restructuring process. The Company engaged such third party to acquire and manage the inventory liquidation process in these stores. As a result of this announced store closure plan, the Company has recorded an $8,851,000 charge in fiscal 2000 including $2,571,000 for the loss on the sale of inventory to a third party liquidator, $1,729,000 for the continuing expenses of operating these locations through final liquidation, $3,309,000 for the write-off of assets in the 44 closed stores, $742,000 for the write down of inventory capitalization related to these stores and $250,000 for miscellaneous going out of business expenses. The Company also incurred approximately $250,000 in store closing expenses for the payment of severance and other benefits due to those store associates who were terminated. These store closings ultimately resulted in the elimination of approximately 1,000 positions.

     In fiscal 2000, the Company incurred $11,755,000 in reorganization expense attributable to the filing under Chapter 11. This expense includes $4,856,000 for potential lease rejection claims for the 44 closed stores, $3,397,000 for the write-off of excess reorganization value, $1,375,000 for professional fees, $400,000 for severance payments, $827,000 for the Retention Plan adopted in relation to the reorganization and $900,000 for miscellaneous items.

     As part of the reorganization expense, the Company incurred approximately $400,000 in severance payments related to elimination of approximately 55 positions in the corporate headquarters and distribution center. The majority of these positions were eliminated in September 2000.

     Included in reorganization expense is $827,000 for the Retention Plan, which provides potential benefits for certain officers and key employees of the Company and pays a bonus for remaining in the employment of the Company over a specified period of time. A participating employee under the Retention Plan may receive total compensation of 10% to 75% of their annual salary, payable in three installments on January 15, 2001 (20%), August 20, 2001 (30%) and the remainder on the effective date of a plan of reorganization under Chapter 11 which provides for the Company to continue as a going concern, or 90 days after certain other bankruptcy related events or a change of control, as defined in the Retention Plan, at which time the full unpaid balance would become payable. The payments under the Retention Plan are accelerated for a participating employee if that employee is otherwise eligible for benefits under the Retention Plan but is terminated by the Company for any reason other than cause, or if such employee resigns for good reason, in each case as those terms are defined in the Retention Plan. If all remaining potential payments to these officers and key employees are realized, the aggregate payment obligation would be approximately $1,159,000. The Retention Plan was assumed by the Company on November 22, 2000, as debtor-in-possession in its Chapter 11 case, as it relates to all participants other than Messrs. Miller and Kassa.

     The Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company's Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, its ability to comply with debtor-in-possession agreements and its ability to generate sufficient cash from operations and financing sources to satisfy its obligations. Additionally, the accompanying Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under the reorganization proceedings.

     The Company's net loss for the 53-week fiscal year ended February 3, 2001 ("2000") was $31,733,000 compared to a net loss for the 52-week fiscal year ended January 29, 2000 ("1999") of $3,133,000 and to a net loss of $4,992,000 for the 52-week fiscal year ended January 30, 1999 ("1998"). Comparable 52-week store sales decreased 9.3% for 2000 compared to 1999, compared to a 52-week store sales increase of 3.4% for 1999 compared to 1998 and a comparable store decrease of 1.9% for 1998 compared to fiscal 1997. The Company had an operating loss as a percentage of sales of 11.8% in 2000, 0.7% in 1999 and 1.5% in 1998.

Results of Operations

                                                            2000            1999            1998
                                                           ------          ------          ------
Net sales                                                  100.0%          100.0%          100.0%
Leased department revenue                                    0.3%           --              --
                                                           -----           -----           -----
Total revenue                                              100.3%          100.0%          100.0%
Cost of goods sold                                          66.7%           67.7%           67.0%
                                                           -----           -----           -----
Gross margin                                                33.6%           32.3%           33.0%
Selling, administrative and other operating costs           37.1%           33.0%           34.5%
Reorganization expense                                       4.7%           --              --
Store closings costs                                         3.6%           --              --
                                                           -----           -----           -----
Operating loss                                             -11.8%           -0.7%           -1.5%
Interest (expense) income, net                              -0.9%           -0.4%           -0.4%
                                                           -----           -----           -----
Loss before cumulative effect adjustment                   -12.7%           -1.1%           -1.9%
Cumulative effect adjustment net of zero tax                -0.1%           --              --
                                                           -----           -----           -----
Net loss                                                   -12.8%           -1.1%           -1.9%
                                                           =====           =====           =====

2000 Compared to 1999

     Net sales decreased  $28,585,000 to $248,258,000 in 2000 from  $276,843,000 in 1999. The sales decrease was primarily due to a 9.3% comparable store sales decrease over such period and the closing of 44 underperforming stores in October 2000. These sales decreases were partially offset by the opening of ten new stores in fiscal 2000 and the sales from the 53rd week of fiscal 2000. The Company's adoption of SAB 101 had a measurable impact on comparable store sales. Prior to the adoption of SAB 101, the Company recognized layaway sales at the time when the merchandise was placed in layaway by the customer. SAB 101 states that layaway sales are to be recognized upon the delivery of the merchandise to the customer. Under SAB 101, the Company has deferred from fiscal 2000 until future periods, $1,559,000 in layaway sales transactions.

     Leased department revenue in fiscal 2000 reflects the revenues the Company received for the sales of designer fragrances and unbranded shoes. The Company tested, during the first quarter of 2000, a leased department for unbranded shoes in eight stores. The leased shoe department was unsuccessful and the lease was discontinued.

     Cost of goods sold decreased $21,932,000 to $165,491,000 in 2000 from $187,423,000 in 1999. As a percentage of sales, cost of goods sold decreased to 66.7% in 2000 from 67.7% in 1999. Gross margin decreased $5,861,000 to $83,559,000 in 2000 from $89,420,000 in 1999. Gross margin as a percentage of sales increased 1.3% to 33.6% in 2000 from 32.3% in 1999. The decreases in cost of goods sold and gross margin dollars were due to the sales decline in fiscal 2000 referred to above. The increase in gross margin percentage was primarily attributable to higher initial markup, and better inventory shrinkage control.

     Selling, general and administrative expenses increased $766,000 to $92,212,000 in 2000 from $91,446,000 in 1999. The increase is primarily attributable to an increase in advertising, depreciation, rent and expenses related to new stores including pre-opening expense of new stores. Selling, general and administrative expenses, as a percentage of sales, increased 4.1% to 37.1% in 2000 from 33.0% in 1999. This increase is primarily attributable to the decrease in sales discussed above.

     The Company incurred $11,755,000 in reorganization expense in fiscal 2000 attributable to its filing under Chapter 11. This expense is primarily attributable to potential lease rejection claims for closed stores, the write-off of excess reorganization value, professional fees and the employee Retention Plan in relation to the reorganization.

     Store closing costs incurred in fiscal 2000 were $8,851,000. This expense was primarily attributable to the loss on the sale of inventory to a third party liquidator in respect to the 44 underperforming stores that were closed, continued expenses of operating these 44 stores through final liquidation and the write-off of the assets in the 44 closed stores.

     Operating loss increased $27,233,000 to $29,259,000 in 2000 from $2,026,000 in 1999. Had the Company not incurred reorganization expense and store closing costs, the operating loss for fiscal 2000 would have been $8,653,000.

     The Company recorded interest expense of $2,180,000 in 2000 compared to $1,107,000 in 1999. This increase is primarily attributable to an increase in the average borrowings for 2000, an increase in prevailing interest rates in general, and an increase in the interest rate charged under the credit agreements.

     The Company recorded a cumulative effect adjustment for a change in accounting of $294,000 in the first quarter of 2000 due to the adoption of SAB
101. The change reflects a restatement for those layaways held as accounts receivable at the end of fiscal year 1999.

     The Company provides for United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either 2000 or 1999. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss ("NOL") carryforwards.

     The Company's net loss for 2000 was $31,733,000 compared to a net loss of $3,133,000 in 1999. Loss per share of Common Stock was $1.71 in 2000 compared to $0.17 in 1999. Had the Company not incurred reorganization expense and store closing costs in relation to its filing under Chapter 11, the net loss for fiscal 2000 would have been $11,127,000, or $0.60 per share of Common Stock.

1999 Compared to 1998

     Net sales increased  $15,935,000 to $276,843,000 in 1999 from  $260,908,000 in 1998. The sales increase was primarily due to a 3.4% comparable store sales increase over such period and the opening of six new stores. The comparable store sales increase was primarily attributable to the growth of the Bed and Bath Etc. department, offset by continued declines in the sales of Levi's(R) jeans, branded athletic shoes and branded activewear.

     Cost of goods sold increased $12,673,000 to $187,423,000 in 1999 from $174,750,000 in 1998. As a percentage of sales, cost of goods sold increased 0.7% to 67.7% in 1999 from 67.0% in 1998. Gross margin increased $3,262,000 to
$89,420,000 in 1999 from $86,158,000 in 1998. This increase in gross margin is primarily due to the sales increases discussed above. Gross margin as a percentage of sales decreased 0.7% to 32.3% in 1999 from 33.0% in 1998. The decline in the gross margin as a percentage of sales was primarily due to the decline in initial markup on those products changed to an everyday low price concept, and an increase in the merchandise shrinkage, offset by a decrease in markdowns as a percentage of sales.

     Selling, general and administrative expenses increased $1,309,000 to $91,446,000 in 1999 from $90,137,000 in 1998. This increase was primarily due to increased rent expense, outbound freight and new store opening expenses, offset by reductions in payroll costs and promotional advertising. Selling, general and administrative expenses, as a percentage of sales, decreased 1.5% to 33.0% in 1999 compared to 34.5% in 1998 due primarily to the increase in sales.

     Operating loss decreased  $1,953,000 to $2,026,000 in 1999 from  $3,979,000 in 1998.

     The Company recorded interest expense of $1,107,000 in 1999 compared to $1,013,000 in 1998. This increase was primarily attributable to an increase in the average borrowings for 1999.

     The Company provides for United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either 1999 or 1998. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize NOL carryforwards.

     The Company's net loss for 1999 was $3,133,000 compared to a net loss of $4,992,000 in 1998. Loss per share of Common Stock was $0.17 in 1999 compared to $0.26 in 1998.

Liquidity and Capital Resources

Cash from Operations and Working Capital

     The Company's primary sources of liquidity have been cash flow from operations, borrowings under its revolving credit agreement until October 16, 2000, and under the DIP Credit Agreement since such date.

     For the three fiscal years ended February 3, 2001, net cash flow from operations was as follows ($ in thousands):

                                                            2000           1999           1998
                                                          --------       --------       --------
Net loss                                                  $(31,733)      $ (3,133)      $ (4,992)
Depreciation and amortization                                4,376          3,977          4,079
Other non-cash charges                                      13,161             29            125
Changes in current assets and liabilities                   12,656         (4,636)         9,699
                                                          --------       --------       --------
Net cash (used in) provided by operating activities       $ (1,540)      $ (3,763)      $  8,911
                                                          ========       ========       ========

     The decrease in cash used in operating activities in 2000 reflects the reduction in inventory due to the closing of 44 stores, the write-off of assets relating to these closed stores and the reclassification of pre-petition obligations to liabilities subject to settlement under its Chapter 11 proceedings. The decrease in cash provided by operating activities in 1999 reflects an increase in inventory, primarily attributable to the new stores planned to be opened in March 2000, and an increase in prepaid expenses, with a slight decrease in accounts payable.

     The Company's working capital, current ratio and ratio of sales to average working capital at the end of the three fiscal years ended February 3, 2001 were as follows ($ in thousands):

                                                    2000         1999          1998
                                                 ---------    ---------     ---------
Working capital                                  $  44,113    $  35,583     $  34,781
Current ratio                                          3.7          2.2           2.1
Ratio of sales to average working capital              6.2          7.9           6.9

     The Company funds inventory purchases through cash flows from operations, from borrowings under the DIP Credit Agreement and through payment terms the Company has established with its vendors.

DIP Credit Agreement

     On October 16, 2000, in conjunction with the Company's filing under Chapter 11, the Company entered into, and the Court gave interim approval to, the two-year, $35,000,000 DIP Credit Agreement, which includes a $15,000,000 sub-facility for the issuance of letters of credit. The DIP Credit Agreement is a revolving credit facility that is secured by substantially all of the Company's assets. The DIP Credit Agreement provides that proceeds may be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings. Borrowings under the DIP Credit Agreement bear interest at the reference rate thereunder plus 0.75% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.75%. On December 6, 2000, the Court issued the final order approving the DIP Credit Agreement. The final order allowed the Company, among other things, to use the proceeds for the retirement of the pre-petition working capital facility.

     At February 3, 2001, the Company had approximately $5,832,000 of availability under the DIP Credit Agreement, after considering outstanding letters of credit of approximately $4,934,000 and borrowings of $20,694,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

     The DIP Credit Agreement requires that the Company maintain certain financial covenants and stipulates certain borrowing limitations based on the Company's inventory levels. The DIP Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. Capital expenditures are restricted to $3,000,000 for the period ending February 2, 2002 and $2,000,000 for the period commencing February 3, 2002 and ending on November 2, 2002. At February 3, 2001, the Company was in compliance with all of its covenants under the DIP Credit Agreement.

     The Company's current liquidity needs are provided by existing cash balances, operating cash flow, the DIP Credit Agreement, and trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position. Due to the Company's poor financial performance and the other factors that resulted in its filing for relief under Chapter 11, any further material adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures or adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, to meet its obligations as they become due or to comply with the various covenant requirements under the DIP Credit Agreement. Moreover, the Company is highly dependent upon its ability to obtain merchandise on normal trade terms. Due to the Company's recent poor financial performance, some of the Company's key vendors and factors have become more restrictive in granting trade credit either through reducing the Company's credit lines or shortening payment terms. The tightening of credit was one of the factors which contributed to the Company's filing for relief under Chapter 11.

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

Capital Expenditures

     The Company's capital expenditures were approximately $6,883,000 in 2000, $6,077,000 in 1999 and $4,380,000 in 1998. The majority of capital expenditures in 2000 were for fixtures, equipment and leasehold improvements for new, relocated and remodeled stores, the installation of new point-of-sale equipment in 35 stores and the upgrade of the management information systems. The Company opened ten new stores in 2000, six new stores in 1999, and seven new stores in 1998. Underperforming stores are generally closed upon lease termination. The Company closed 45 underperforming stores in 2000, six underperforming stores in 1999 and three underperforming stores in 1998.

     The Company's capital expenditures are expected to be approximately $1,000,000 in fiscal 2001 for the remodeling of existing stores, fixtures and management information system enhancements. The Company expects to fund these capital expenditures from cash generated by operations and borrowings under the DIP Credit Agreement.

Impact of Inflation

     In recent years, the impact of inflation on the Company's results of operations has been insignificant. As operating expenses have increased, the Company has been unable, due to competitive pressure, to recover these increases in costs by increasing prices over time. Future results of the Company will depend on, among other things, the competitive environment, the prevailing economic climate and the ability of the Company to adapt to these conditions.

Seasonality

     The Company's business is seasonal with approximately 38% of the Company's annual revenues being generated during the back-to-school selling season in July and August and the Christmas selling season of

November and December. In addition, the Company's performance, like that of many other retailers, is sensitive to the overall U.S. economy and economic cycles and related economic conditions that influence consumer trends and spending patterns.

New Accounting Developments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

Foreign Operations

     Because none of the Company's stores have been located outside Texas, Louisiana, Mississippi, Arkansas and Alabama during the last three fiscal years, the Company has received no revenues from external customers attributable to foreign countries except for certain revenues received from customers visiting the Company's stores from foreign countries, the amount of which revenues it is impracticable for the Company to determine and which the Company believes is immaterial to the Company's sales. All of the Company's long-lived assets are currently located in the United States.

Forward-Looking Statements

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, risks related to the Company's reorganization under Chapter 11 and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Annual Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business and financial performance. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Weiner's Stores, Inc.

We have audited the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows of Weiner's Stores, Inc. and its subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that Weiner's Stores, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in United States Bankruptcy Court for the District of Delaware. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weiner's Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000 and the consolidated results of their operations and cash flows for each of the three fiscal years in the period then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for layaway sales at the beginning of the year ended February 3, 2001.


Ernst & Young LLP


Houston, Texas
March 16, 2001

    WEINER'S STORES, INC. (DEBTOR-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS


                                                                                   February 3,           January 29,
                                                                                      2001                  2000
                                                                                  ------------          ------------
ASSETS
Current Assets:
  Cash                                                                            $  5,607,000          $  3,336,000
  Receivables                                                                          841,000             1,100,000
  Merchandise inventories, net                                                      50,822,000            57,293,000
  Prepaid expenses                                                                   3,459,000             3,287,000
                                                                                  ------------          ------------
     Total current assets                                                           60,729,000            65,016,000
                                                                                  ------------          ------------
Property and Equipment:
  Land                                                                                 258,000               258,000
  Building                                                                           1,996,000             1,996,000
  Furniture, fixtures and leasehold improvements                                    28,785,000            26,759,000
                                                                                  ------------          ------------
     Total                                                                          31,039,000            29,013,000
  Less accumulated depreciation and amortization                                   (10,630,000)           (7,967,000)
                                                                                  ------------          ------------
     Total property and equipment, net                                              20,409,000            21,046,000
                                                                                  ------------          ------------
Excess Reorganization Value, less accumulated amortization of $799,000                    --               3,612,000
                                                                                  ------------          ------------
                                                                                  $ 81,138,000          $ 89,674,000
                                                                                  ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                          $ 10,233,000          $ 21,592,000
  Accrued expenses and other current liabilities                                     6,383,000             7,841,000
                                                                                  ------------          ------------
    Total current liabilities                                                       16,616,000            29,433,000
Deferred Taxes                                                                         397,000               397,000
Long-Term Debt under pre-petition credit facility                                         --              10,000,000
Long-Term Debt under debtor-in-possession credit facility                           20,694,000                  --
Liabilities Subject to Settlement Under Reorganization Proceedings                  25,320,000                  --
Commitments and Contingencies                                                             --                    --

Stockholders' Equity:
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    19,000,000 shares issued                                                           190,000               190,000
  Additional paid-in capital                                                        63,664,000            63,664,000
  Accumulated deficit                                                              (45,743,000)          (14,010,000)
  Treasury stock, at cost, 523,170 shares in both years                                   --                    --
                                                                                  ------------          ------------
    Total stockholders' equity                                                      18,111,000            49,844,000
                                                                                  ------------          ------------
                                                                                  $ 81,138,000          $ 89,674,000
                                                                                  ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

WEINER'S STORES, INC. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF
OPERATIONS

                                                                                 Year               Year               Year
                                                                                Ended              Ended              Ended
                                                                           February 3, 2001  January 29, 2000    January 30, 1999
                                                                           ----------------  ----------------    ----------------
Net sales                                                                   $ 248,258,000      $ 276,843,000      $ 260,908,000
Leased department revenues                                                        792,000               --                 --
                                                                            -------------      -------------      -------------
Net revenues                                                                  249,050,000        276,843,000        260,908,000
Cost of goods sold                                                            165,491,000        187,423,000        174,750,000
                                                                            -------------      -------------      -------------
Gross margin                                                                   83,559,000         89,420,000         86,158,000
Selling, administrative and other operating costs                              92,212,000         91,446,000         90,137,000
Reorganization expense                                                         11,755,000               --                 --
Store closing costs                                                             8,851,000               --                 --
                                                                            -------------      -------------      -------------
Operating loss                                                                (29,259,000)        (2,026,000)        (3,979,000)
Interest expense                                                               (2,180,000)        (1,107,000)        (1,013,000)
Interest income                                                                      --                 --                 --
                                                                            -------------      -------------      -------------
Loss before income taxes                                                      (31,439,000)        (3,133,000)        (4,992,000)
Income tax                                                                           --                 --                 --
                                                                            -------------      -------------      -------------
Loss before cumulative effect adjustment                                      (31,439,000)        (3,133,000)        (4,992,000)
Cumulative effect adjustment net of tax                                          (294,000)              --                 --
                                                                            -------------      -------------      -------------
Net loss                                                                    $ (31,733,000)     $  (3,133,000)     $  (4,992,000)
                                                                            =============      =============      =============
Earnings per share of common stock:
Loss before cumulative effect adjustment per share of common stock          $       (1.69)     $       (0.17)     $       (0.26)
Cumulative effect of accounting change per share of common stock                    (0.02)              --                 --
                                                                            -------------      -------------      -------------
Net loss per share of common stock                                          $       (1.71)     $       (0.17)     $       (0.26)
                                                                            =============      =============      =============
Weighted average number of shares of common stock outstanding                  18,509,710         18,483,729         18,869,208
                                                                            =============      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.


WEINER'S STORES, INC. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Common       Additional     Accumulated      Treasury
                                                            Stock    Paid-In Capital     Deficit          Stock          Total
                                                        ------------   ------------   ------------    ------------   ------------
Balances at February 1, 1998                            $    190,000   $ 63,664,000   $ (5,885,000)   $       --     $ 57,969,000
  Treasury stock of 523,170 shares revested on
    November 1, 1998                                            --             --             --              --             --
  Net loss                                                      --             --       (4,992,000)           --       (4,992,000)
                                                        ------------   ------------   ------------    ------------   ------------
Balances at January 30, 1999                            $    190,000   $ 63,664,000   $(10,877,000)   $       --     $ 52,977,000
  Net loss                                                      --             --       (3,133,000)           --       (3,133,000)
                                                        ------------   ------------   ------------    ------------   ------------
Balances at January 29, 2000                            $    190,000   $ 63,664,000   $(14,010,000)   $       --     $ 49,844,000
  Net loss                                                      --             --      (31,733,000)           --      (31,733,000)
                                                        ------------   ------------   ------------    ------------   ------------
Balances at February 3, 2001                            $    190,000   $ 63,664,000   $(45,743,000)   $       --     $ 18,111,000
                                                        ============   ============   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

WEINER'S STORES, INC. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENTS OF CASH
FLOWS

                                                                              Year               Year                 Year
                                                                             Ended              Ended                Ended
                                                                       February 3, 2001    January 29, 2000     January 30, 1999
                                                                       ----------------    ----------------     ----------------
Cash Flows From Operating Activities:
    Net loss                                                             $(31,733,000)       $ (3,133,000)       $ (4,992,000)
    Adjustment to reconcile net loss to
       net cash (used in) provided by operating activities:
        Depreciation and amortization                                       4,376,000           3,977,000           4,079,000
        Reorganization expense                                              9,816,000                --                  --
        Store closing expense                                               4,204,000                --                  --
        Loss on disposition of assets                                           5,000              36,000               4,000
        Change in deferred taxes                                                 --                  --               (53,000)
        Change in other                                                      (864,000)             (7,000)            174,000
        Net change in current assets and liabilities                       12,656,000          (4,636,000)          9,699,000
                                                                         ------------        ------------        ------------
            Total adjustments                                              30,193,000            (630,000)         13,903,000
                                                                         ------------        ------------        ------------
    Net cash (used in) provided by operating activities                    (1,540,000)         (3,763,000)          8,911,000
                                                                         ------------        ------------        ------------

Cash Flows From Investing Activities:
    Capital expenditures                                                   (6,883,000)         (6,077,000)         (4,380,000)
    Proceeds on disposition of assets                                            --                  --                71,000
                                                                         ------------        ------------        ------------
        Net cash used in investing activities                              (6,883,000)         (6,077,000)         (4,309,000)
                                                                         ------------        ------------        ------------

Cash Flows From Financing Activities:
    Proceeds from debtor-in-possession credit facility                     20,694,000                --                  --
    Net (payment) borrowings under revolving credit facility              (10,000,000)          6,000,000          (1,000,000)
                                                                         ------------        ------------        ------------
    Net cash provided by (used in) financing activities                    10,694,000           6,000,000          (1,000,000)
                                                                         ------------        ------------        ------------
Net increase (decrease) in cash                                             2,271,000          (3,840,000)          3,602,000
Cash, beginning of period                                                   3,336,000           7,176,000           3,574,000
                                                                         ------------        ------------        ------------
Cash, end of period                                                      $  5,607,000        $  3,336,000        $  7,176,000
                                                                         ============        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

WEINER'S STORES, INC. (DEBTOR-IN-POSSESSION) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Organization and Summary of Significant Accounting Policies

     Weiner's Stores, Inc. (the "Company") operates, as of February 3, 2001, 97 retail stores in Texas, Louisiana, Mississippi and Alabama. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

     On October 16, 2000 (the "Petition Date"), the Company filed a petition for reorganization under Chapter 11 ("Chapter 11") of Title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Court" or "Bankruptcy Court"). The Chapter 11 case is being administered by the Court, with the Company managing its business as a debtor-in-possession subject to Court approval for certain actions the Company takes.

     Under the Chapter 11 proceedings, actions by creditors to collect claims in existence at the Petition Date ("prepetition") are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to manage its business as a debtor-in-possession. These financial statements include adjustments and reclassifications that have been made to reflect the liabilities which have been deferred under the Chapter 11 proceedings. Those noncurrent liabilities which have been deferred are expected to be settled as part of a plan or plans of reorganization and are classified as liabilities subject to settlement under reorganization proceedings. As of March 16, 2001, no plan of reorganization has been submitted to the Court. Other prepetition liabilities have been approved by the Court for payment in the ordinary course of business and are included in the appropriate liability caption on the balance sheet. Various accounting and business practices have also been adopted that are applicable to companies operating under Chapter 11. For instance, interest expense is accrued only for debt which is currently believed to be fully secured. Some significant executory contracts have been rejected and additional executory contracts may be rejected or renegotiated during the Chapter 11 proceedings.

     The Company believes appropriate provisions have been made in the accompanying financial statements for prepetition claims which are recorded as liabilities subject to settlement under reorganization proceedings, which include claims associated with the rejection of certain store leases, trade accounts payable as of the Petition Date and prepetition general liability claims. The amounts of the claims filed by some claimants may be significantly in excess of the related liabilities recorded by the Company.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company's operating losses, and filing for reorganization described above raise substantial doubt about its ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of the bankruptcy proceedings or should the Company be unable to continue as a going concern. The appropriateness of using the going concern basis for a company operating under Chapter 11 of the Bankruptcy Code is dependent upon several factors, including the success of future operations, the ability to generate sufficient cash from operations and financing to meet its obligations and, eventually, the confirmation of a plan of reorganization.

     Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, it is not possible to predict with certainty the ultimate recoveries for creditors and stockholders, the length of time the Company will be under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, the effects of the proceedings on the business of the Company or the extent of the negative effects on the interests of the various creditors and stockholders. While management currently believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the final amount of such liabilities or the final impact of such liabilities on a confirmed plan of reorganization.

     The previous discussion provides general background information regarding the Chapter 11 case but is not intended to be an exhaustive summary. For additional information regarding the effect on the Company reference should be made to the Bankruptcy Code.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

     The Company's fiscal year ends on the Saturday nearest January 31 of the following calendar year. Fiscal year 2000 contained 53 weeks, fiscal 1999 contained 52 weeks and fiscal year 1998 contained 52 weeks.

Cash

     Cash includes temporary investments in short-term securities with original maturities of three months or less.

Merchandise Inventories

     Merchandise inventories are stated at the lower of cost (applied on a first-in, first-out basis using the retail inventory method) or market. Trade and purchase discounts are recorded as a reduction in inventory cost in the period in which the merchandise is received. Certain general and administrative costs associated with both the buying and the distribution of merchandise from the distribution center to the stores are included in inventory. These costs were approximately $2,144,000 at February 3, 2001 and $2,400,000 at January 29, 2000.

Property and Equipment

     Property and equipment were restated at approximate fair market value at August 26, 1997. Additions subsequent to August 26, 1997 are recorded at cost. Depreciation is provided using the 150% declining-balance method on the distribution center and office facility based on an average life of 28 years. Equipment is depreciated using the straight-line method based on an average useful life of ten years. Store fixtures and leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful life of ten years or the term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Long-lived assets are reviewed for impairment upon occurrence of events or changes in circumstances that indicate that the carrying value of these long-lived assets may not be recoverable, as measured by comparing the assets' net book value to the estimated future cash flows generated by their use. Impaired assets which are held for use are recorded at the lesser of their carrying value or fair value. Software is capitalized with a useful life of five years.

Excess Reorganization Value

     Excess reorganization value represents the adjustment of the Company's balance sheet for reorganization value in excess of amounts allocable to identifiable assets as it relates to the Company's emergence from its previous Chapter 11 reorganization on August 26, 1997. The Company periodically reviews, whether events or circumstances have occurred that may impact the recoverability of excess reorganization value. Based on the Company's October 16, 2000 filing for Chapter 11 reorganization, the Company believes that this intangible asset would not be recoverable and thus has written-off such asset.

Income Taxes

     Deferred income taxes reflect the future tax consequences attributable to temporary differences between the Company's assets and liabilities for financial reporting and income tax purposes, using income tax rates in effect during the periods presented. The effect of a change in existing income tax rates is recognized in the income tax provision in the period that includes the enactment date.

Earnings per Share of Common Stock

     Earnings per share of common stock is computed as net loss divided by the weighted average number of shares of common stock outstanding during the period. There is no difference between basic and dilutive earnings per share, as the inclusion of options to purchase 968,000 shares of common stock in fiscal 2000 and 1,615,000 shares of common stock in fiscal 1999 would have had an anti-dilutive effect.

Fair Value of Financial Instruments

     The Company's financial instruments include cash, receivables, trade accounts payable and long-term debt. The fair values of cash, receivables and trade accounts payable approximate recorded amounts as a result of their short-term nature. The fair value of long-term debt approximates its recorded amount due to the floating interest rate.

Advertising

     The Company expenses advertising costs when the event advertised occurs. Advertising expense, included in selling, administrative and other operating costs in the accompanying consolidated statements of operations, was $14,672,000 for fiscal 2000, $13,081,000 for fiscal 1999 and $13,415,000 for fiscal 1998.

Revenue Recognition Policy

     The Staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements" ("SAB 101"), effective for fiscal years beginning after December 15, 1999. The Company has implemented all provisions of SAB 101, including the treatment of leased department and layaway sales, effective for fiscal 2000, beginning January 30, 2000. In relation to the adoption of SAB 101, the Company recorded during the first quarter of 2000 a cumulative effect adjustment for a change in accounting in the amount of $294,000 and recognized additional gross revenues of $851,000. These one-time adjustments were necessary to correctly account for those layaways held as accounts receivable at the end of fiscal year 1999.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. The Company does not participate in the use of derivatives and does not believe this pronouncement will impact its financial presentation.

Reclassifications

     Certain prior year balances have been reclassified to conform to current year presentation.

2    Long-Term Debt

     On October 16, 2000, in conjunction with the Company's filing under Chapter 11, the Company entered into a two-year, $35,000,000 Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") which includes a $15,000,000 sub-facility for the issuance of letters of credit. The DIP Credit Agreement is a revolving credit facility that is secured by substantially all of the Company's assets. The DIP Credit Agreement provides that proceeds may be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings. Borrowings under the DIP Credit Agreement bear interest at the reference rate thereunder plus 0.75% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.75%. On December 6, 2000, the Court issued the final order approving the DIP Credit Agreement.

     At February 3, 2001, the Company had approximately $5,832,000 of availability under the DIP Credit Agreement after considering outstanding letters of credit of approximately $4,934,000 and borrowings of $20,694,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

     The DIP Credit Agreement requires that the Company maintain certain financial covenants and stipulates certain borrowing limitations based on the Company's inventory levels. The DIP Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. Capital expenditures are restricted to $3,000,000 for the period ending February 2, 2002 and $2,000,000 for the period commencing February 3, 2002 and ending on November 2, 2002. At February 3, 2001, the Company was in compliance with all of its covenants under the DIP Credit Agreement.

     The Company's current liquidity needs are provided by existing cash balances, operating cash flow, the DIP Credit Agreement, and trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position. Due to the Company's poor financial performance and the other factors that resulted in its filing for relief under Chapter 11, any further material adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures or adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, to meet its obligations as they become due or to comply with the various covenant requirements under the DIP Credit Agreement. Moreover, the Company is highly dependent upon its ability to obtain merchandise on normal trade terms. Due to the Company's recent poor financial performance, some of the Company's key vendors and factors have become more restrictive in granting trade credit either through reducing the Company's credit lines or shortening payment terms. The tightening of credit was one of the factors which contributed to the Company's filing for relief under Chapter 11.

     Cash interest paid was approximately $2,392,000 during the fiscal year 2000, $951,000 during fiscal year 1999 and $925,000 during fiscal year 1998.

3    Accrued Expenses

     Accrued expenses consisted of the following:

                                                February 3,      January 29,
                                                    2001            2000
                                                 ----------      ----------

     Payroll and related benefits                $1,110,000      $1,706,000
     Taxes other than income taxes                  598,000       1,308,000
     Rent and other related costs                   286,000       1,943,000
     Restructuring costs                          1,489,000            --
     Layaway deposits and payments                1,092,000            --
     Other                                        1,808,000       2,884,000
                                                 ----------      ----------
        Total                                    $6,383,000      $7,841,000
                                                 ==========      ==========

4    Statements of Cash Flows

     The net change in current assets and liabilities reflected in the consolidated statements of cash flows was as follows:

                                                               Year                 Year                   Year
                                                               Ended                Ended                  Ended
                                                            February 3,           January 29,           January 30,
                                                               2001                  2000                  1999
                                                           ------------          ------------          ------------
Increase (decrease) in cash:
    Receivables                                            $    982,000          $   (111,000)         $     95,000
    Merchandise inventories                                   5,911,000            (2,765,000)           (4,297,000)
    Prepaid expenses                                           (132,000)             (907,000)              757,000
    Trade accounts payable                                    8,843,000               577,000            11,703,000
    Accrued expenses and other current liabilities           (2,948,000)           (1,430,000)            1,441,000
                                                           ------------          ------------          ------------
                                                           $ 12,656,000          $ (4,636,000)         $  9,699,000
                                                           ============          ============          ============

5    Leases

     The Company leases store locations under operating lease agreements, which expire at varying dates through 2011. Most of the store leases include renewal options for an additional five to ten years, and require the Company to pay taxes, insurance and certain common area maintenance costs in addition to specified minimum rents. Most of the store leases also require the payment of contingent rent based upon specified percentages of sales in excess of a base amount.

     Under its Chapter 11 proceedings (see Note 1), the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligation to perform further under the contract or lease but is subject to a claim of damages for the breach thereof. Therefore, the commitments shown below may not reflect the actual cash outlay in the future.

     Total rent expense for all operating leases was as follows:

                                Year                Year               Year
                               Ended               Ended              Ended
                          February 3, 2001   January 29, 2000   January 30, 1999
                          ----------------   ----------------   ----------------
Minimum rentals             $11,183,000        $11,003,000        $10,186,000
Contingent rentals              399,000            422,000            427,000
                            -----------        -----------        -----------
Total                       $11,582,000        $11,425,000        $10,613,000
                            ===========        ===========        ===========

     At  February  3,  2001,   future   minimum   rental   payments   under  all
non-cancelable operating leases with initial or remaining lease terms of one year or more were as follows:

Fiscal Year
2001                          $  8,346,000
2002                             7,417,000
2003                             6,646,000
2004                             5,038,000
2005                             3,592,000
Thereafter                       6,409,000
                              ------------
     Total                    $ 37,448,000
                              ============

6    Income Taxes

     A reconciliation of the Company's effective tax rate with the statutory federal income tax rate is as follows:

                                               Year                Year               Year
                                              Ended               Ended              Ended
                                         February 3, 2001   January 29, 2000   January 30, 1999
                                         ----------------   ----------------   ----------------
     Expense (benefit) at statutory rate      (34.0)%            (34.0)%            (34.0)%
     Operating losses not providing
        current benefit                        34.0               34.0               34.0
     Operating loss carryforwards              --                 --                 --
                                              -----              -----              -----
     Effective rate                            --                 --                 --
                                              =====              =====              =====

     Deferred tax assets and liabilities and the related valuation allowance were as follows:

                                                          February 3,     January 29,
                                                             2001            2000
                                                         ------------    ------------
     Deferred tax liabilities - depreciation and other   $  1,040,000    $  1,143,000
                                                         ------------    ------------
     Deferred tax assets:
       Operating loss carryforwards                        22,392,000      15,442,000
       Targeted jobs credit carryforward                      779,000         779,000
       Accrued expenses and other                           3,190,000         830,000
                                                         ------------    ------------
                                                           26,361,000      17,051,000
     Valuation allowance                                  (25,718,000)    (16,305,000)
                                                         ------------    ------------
     Deferred income taxes, net                          $    397,000    $    397,000
                                                         ============    ============

     The valuation allowance reduces deferred tax assets to the amount that the Company believes is most likely to be realized. The Company has determined that a $25,718,000, valuation allowance at February 3, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The $9,413,000 increase in the valuation allowance in the current year is the result of current year net operating losses, which may not be realized. At February 3, 2001, the Company had federal income tax net operating loss ("NOL") carryforwards of approximately $65,859,000. The NOL and targeted jobs credit carryforwards expire in various years through 2020.

     Due to the Company's filing under Chapter 11 of the United States Bankruptcy Code on October 16, 2000, some uncertainty exists as to the Company's tax attributes, including its NOLs. If the Company is unsuccessful in its reorganization or is liquidated, all of the tax attributes will be extinguished. Even upon a successful reorganization, the tax attributes could be reduced to the extent that cancellation of indebtedness ("COI") income is realized. Additionally, tax attributes remaining after the application of the COI rules are subject to limitation on utilization rules. The federal tax code imposes limitations on the utilization of tax attributes, such as NOL carryforwards, after certain changes in the ownership of a loss company. The Company is a loss company.

     The amount of the NOL carryforwards and certain other tax attributes available to the Company as of August 26, 1997 (the date the Company emerged by court order from its previous Chapter 11 filing) were reduced substantially, to approximately $31,000,000, based on the limitations stated above. The income tax benefit, if any, resulting from any future realization of the NOL carryforwards existing as of August 26, 1997 will be credited to additional paid-in capital.

7    Employee Benefit Plans

     The Company sponsors the Weiner's Stores, Inc. 401(k) Plan, a defined contribution plan. This plan allows participants to defer up to 15% of their income. Company contributions are at the discretion of the Board of Directors. No contributions were made by the Company in the fiscal years currently being reported.

     The Company also sponsored the Weiner's Stores, Inc. Employees' Profit Sharing Plan. The Board of Directors resolved that it was in the best interest of the Company to terminate this Profit Sharing Plan, effective December 31, 1998. The Company made no contribution in fiscal years 2000 and 1999 and contributed $5,000 in fiscal year 1998.

     On August 5, 1999, at a special meeting of stockholders, the stockholders approved the Company's 1999 Stock Incentive Plan (the "1999 Stock Plan"). The Company's 1997 Stock Incentive Plan (the "1997 Stock Plan") and the 1999 Stock Plan are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," there would have been no changes to the Company's reported net loss per share of common stock of $1.71 as of February 3, 2001, $0.17 as of January 29, 2000 and $0.26 as of January 30, 1999. The weighted average fair value of options granted was estimated to be zero on the date of grant using the Black-Scholes option pricing model with the assumptions that the risk-free interest rate was 4.5%, price volatility was 0.001% and the expected term of the options was 2.5 years and no dividends were expected.

     The effect on fiscal 2000, fiscal 1999 and fiscal 1998 pro forma net income and net income per share of common stock of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings in future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

     Under the 1997 Stock Plan and the 1999 Stock Plan, a committee of the Board of Directors may grant options to key employees to purchase common stock at not less than the fair market value at the date of the grant. These options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Board of Directors or such committee, provided that no stock option shall be exercisable later than 10 years after the date it is granted. Further, the 1997 Stock Plan provides that the Board of Directors or such committee may grant stock awards consisting of common stock issued or transferred to participants as additional compensation with or without other payments to the Company. The 1997 Stock Plan allows the Board of Directors to grant options and awards up to the plan limit of 1,400,000 shares and the 1999 Stock Plan allows the Board of Directors to grant options up to the plan limit of 1,000,000 shares. If not exercised, these options revert back to the respective stock plans and can be reissued as new options. The number of options available to be granted under the 1997 Stock Plan and the 1999 Stock Plan (collectively, the "Stock Plans") as of February 3, 2001 was 429,000 and 603,000 respectively.

A summary of options granted under the Stock Plans at February 3, 2001 is presented below:

                                                                  Weighted
                                                     Option        Average
                                                     Shares    Exercise Price
                                                   ----------  --------------
     Outstanding, January 31, 1998                    898,500    $     1.15
     Granted                                           51,500          1.00
     Forfeited                                         (4,500)         1.15
                                                   ----------    ----------
     Outstanding, January 30, 1999                    945,500    $     1.14
                                                   ==========    ==========
     Exercisable, January 30, 1999                    534,366    $     1.15
                                                   ==========    ==========


                                                                  Weighted
                                                     Option        Average
                                                     Shares    Exercise Price
                                                   ----------  --------------
     Outstanding, January 30, 1999                    945,500    $     1.14
     Granted                                          890,000          0.87
     Forfeited                                       (220,500)         1.11
                                                   ----------    ----------
     Outstanding, January 29, 2000                  1,615,000    $     1.00
                                                   ==========    ==========
     Exercisable, January 29, 2000                    718,174    $     1.09
                                                   ==========    ==========


                                                                  Weighted
                                                     Option        Average
                                                     Shares    Exercise Price
                                                   ----------  --------------
     Outstanding, January 29, 2000                  1,615,000    $     1.00
     Granted                                          214,000          0.31
     Forfeited                                       (861,000)         0.96
                                                   ----------    ----------
     Outstanding, February 3, 2001                    968,000    $     0.88
                                                   ==========    ==========
     Exercisable, February 3, 2001                    394,994    $     1.13
                                                   ==========    ==========


     The Company has employment agreements with each of its two most senior officers, which prescribe a minimum base salary and severance payments if the executives are terminated for any reason other than cause, including if they resign for good reason. Further, the Company has entered into agreements with key employees in an effort to retain continuity for a meaningful period of time. In addition, the Company, with respect to certain of its officers (other than the two most senior officers) and key employees and without altering their employment-at-will status, has provided for a separation payment equal to six to 12 months base salary in the event of termination for any reason other than cause. If all officers and key employees, including the two most senior officers, were terminated, the Company's estimated maximum aggregate severance payment obligations would be approximately $881,000.

8    Stockholders' Equity

     At both February 3, 2001 and January 29, 2000, 50,000,000 shares of common stock, $0.01 par value per share, were authorized and 19,000,000 shares were issued. The Company had 18,509,710 shares outstanding at February 3, 2001 and at January 29, 2000. As a result of the Chapter 11 proceedings, the rights of stockholders and the value of equity securities in place as of the Petition Date may be diluted or canceled pursuant to a confirmed plan or plans of reorganization.

9    Reorganization Expense and Store Closing Costs

     In connection with the Chapter 11 proceedings, the Company closed 44 underperforming stores and incurred an $8,851,000 charge in fiscal 2000, including $2,571,000 for the loss on the sale of inventory to a third party liquidator, $1,729,000 for the continuing expenses of operating these locations through final liquidation, $3,309,000 for the write-off of assets in the 44 closed stores, $742,000 for the write down of inventory capitalization related to these stores and $250,000 for miscellaneous going out of business expenses. The Company also incurred approximately $250,000 in store closing expenses for the payment of severance and other benefits due to those store associates who were terminated. These store closings ultimately resulted in the elimination of approximately 1,000 positions.

     In fiscal 2000, the Company incurred $11,755,000 in reorganization expense attributable to the filing under Chapter 11. This expense includes $4,856,000 for potential lease rejection claims for the 44 closed stores, $3,397,000 for the write-off of excess reorganization value, $1,375,000 for professional fees, $400,000 for severance payments, $827,000 for an employee retention plan adopted in relation to the reorganization and $900,000 for miscellaneous items.

10   Liabilities Subject to Settlement Under Reorganization Proceedings

     The Court established the date ("Bar Date") of May 15, 2001 by which claims must be filed. Claims subject to the order which are not filed by the Bar Date are barred from voting upon or receiving distribution under any plan of reorganization of the Company unless the Court orders otherwise.

     Those liabilities which are ultimately expected to be settled as part of a plan of reorganization are classified as liabilities subject to settlement under reorganization proceedings and include the following estimates at February 3, 2001:

Trade accounts payable                             $ 18,265,000
Other, including costs of lease rejections            7,055,000
                                                   ------------
Total                                              $ 25,320,000
                                                   ============

     While management currently believes that it has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, including executory contracts and estimated costs of lease rejections, there can be no assurance as to the amount of the ultimate liabilities on a plan of reorganization or how such liabilities will be treated in a confirmed plan of reorganization.

11   Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share data)

                                                                         Fiscal Year Ended February 3, 2001
                                                            -------------------------------------------------------------
                                                              First        Second       Third        Fourth       Total
                                                            ---------    ---------    ---------    ---------    ---------
Net sales                                                   $  66,207    $  62,478    $  64,791    $  54,782    $ 248,258
Gross profit                                                   24,067       20,698       20,953       17,841       83,559
Operating income (loss)                                           231       (4,450)     (22,153)      (2,887)     (29,259)
Net loss                                                    $    (460)   $  (4,998)   $ (22,855)   $  (3,420)   $ (31,733)
Weighted average number of shares of
     common stock outstanding                                  18,510       18,510       18,510       18,510       18,510
Loss per share before cumulative effect adjustment          $   (0.01)   $   (0.27)   $   (1.23)   $   (0.18)   $   (1.69)
Loss per share (a)                                          $   (0.02)   $   (0.27)   $   (1.23)   $   (0.18)   $   (1.71)

                                                                         Fiscal Year Ended January 29, 2000
                                                            -------------------------------------------------------------
                                                              First        Second       Third        Fourth       Total
                                                            ---------    ---------    ---------    ---------    ---------
Net sales                                                   $  69,602    $  79,532    $  58,859    $  68,850    $ 276,843
Gross profit                                                   24,222       24,352       20,798       20,048       89,420
Operating income (loss)                                         2,243          881       (2,188)      (2,962)      (2,026)
Net income (loss)                                           $   2,033    $     463    $  (2,437)   $  (3,192)   $  (3,133)
Weighted average number of shares of
     common stock outstanding                                  18,477       18,487       18,497       18,477       18,484
Earnings (loss) per share (a)                               $    0.11    $    0.03    $   (0.13)   $   (0.17)   $   (0.17)

(a) The sum of the four quarterly earnings (loss) per share amounts does not agree with the earnings (loss) per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average numbers of shares divided by four quarters.

12   Commitments and Contingencies

     There are various suits and claims against the Company that have arisen in the ordinary course of business. The total liability on these matters cannot be determined with certainty. However, in the opinion of management, the ultimate liability, to the extent not otherwise provided for, will not materially impact the financial statements of the Company. Due to the Company's filing under Chapter 11, certain of such cases have been stayed pursuant to the automatic stay issued by the Court. Under Chapter 11, these cases require court approval or must be specifically exempt for litigation proceedings to continue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

     Reference is made to the information responsive to the Items comprising this Part III that is contained in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     (1)  Financial Statements

                                                                           Page
                                                                           ----
     Report of Independent Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Stockholders' Equity (Deficiency) Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

     (3)  Exhibits

          See the Exhibit Index for a list of those exhibits filed herewith, which includes and identifies management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10) (iii) of Regulation S-K.

(b)  Reports on Form 8-K

     During the fourth quarter of fiscal 2000, the Company filed reports on Form 8-K on December 22, 2000 and January 22, 2001 to disclose pursuant to Regulation FD, for informational purposes only, the certificate of compliance and certain financial statements contained in the Company's reports dated December 21, 2000 and January 22, 2001, respectively, to the United States Trustee in connection with the Company's reorganization under Chapter 11.

(c)  Exhibit Index


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

10.1 Registration Rights Agreement between the Company and Texas Commerce Bank, N.A., dated August 26, 1997 (incorporated by reference to
          Exhibit 4.1 to the Company's registration statement on Form 10 filed April 14, 1998)

10.2+ Weiner's Stores, Inc. 1997 Stock Incentive Plan (including form of Incentive Stock Option Agreement, form of Nonqualified Stock Option Agreement and form of Restricted Stock Agreement) (incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 to the Company's registration statement on Form 10 filed April 14, 1998)

10.3+ Weiner's Stores, Inc. 1999 Stock Incentive Plan (including form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement) (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.4+ Agreement, dated December 10, 1999, between the Company and Michael S. Marcus (incorporated by reference to Exhibit 10.6 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.5+ Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit
          10.7 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.6+ Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.7+ Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit
          10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 29, 2000)

10.8+ Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 29, 2000)

10.9+ Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Raymond J. Miller, as amended (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

10.10+ Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Joseph J. Kassa, as amended (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

10.11*+ Amendment No. 3 to Employment Agreement, dated as of November 20, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Raymond J. Miller, as amended

10.12*+ Amendment No. 3 to Employment Agreement, dated as of November 20, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Joseph J. Kassa, as amended

10.13+ Weiner's Stores, Inc. 2000 Executive Retention Plan dated as of September 19, 2000 (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

10.14 Debtor-in-Possession Revolving Credit Agreement, dated October 16, 2000, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to
          Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form 10 filed April 14,
          1998)

24.1*     Powers of Attorney

----------
*   Filed herewith

+   Management contracts or compensatory plans or arrangements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WEINER'S STORES, INC.


         April 16, 2001              By: /s/ Michael S. Marcus
         --------------                  --------------------------------
             (Date)                      Michael S. Marcus
                                         Vice President, Chief Financial
                                         Officer, Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2001.

           Signature                                   Title
           ---------                                   -----

    /s/ Raymond J. Miller*             Chairman of the Board and Chief Executive
--------------------------------       Officer (Principal Executive Officer)
       Raymond J. Miller


     /s/ Michael S. Marcus             Vice President, Chief Financial Officer,
--------------------------------       Treasurer and Secretary (Principal
       Michael S. Marcus               Financial and Accounting Officer)


    /s/ Herbert R. Douglas*            Director
--------------------------------
      Herbert R. Douglas


    /s/ Randall L. Lambert*            Director
--------------------------------
      Randall L. Lambert


        /s/ Gasper Mir*                Director
--------------------------------
          Gasper Mir


       /s/ F. Hall Webb*               Director
--------------------------------
         F. Hall Webb


*By: /s/ Michael S. Marcus
     ---------------------------
         Michael S. Marcus
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

10.1 Registration Rights Agreement between the Company and Texas Commerce Bank, N.A., dated August 26, 1997 (incorporated by reference to
          Exhibit 4.1 to the Company's registration statement on Form 10 filed April 14, 1998)

10.2+ Weiner's Stores, Inc. 1997 Stock Incentive Plan (including form of Incentive Stock Option Agreement, form of Nonqualified Stock Option Agreement and form of Restricted Stock Agreement) (incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 to the Company's registration statement on Form 10 filed April 14, 1998)

10.3+ Weiner's Stores, Inc. 1999 Stock Incentive Plan (including form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement) (incorporated by reference to Exhibits 10.2, 10.3 and 10.4 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.4+ Agreement, dated December 10, 1999, between the Company and Michael S. Marcus (incorporated by reference to Exhibit 10.6 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.5+ Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit
          10.7 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.6+ Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000)

10.7+ Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Raymond J. Miller (incorporated by reference to Exhibit
          10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 29, 2000)

10.8+ Amendment No. 1 to Employment Agreement, dated as of June 28, 2000, to the Employment Agreement, dated as of February 1, 2000, between the Company and Joseph J. Kassa (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 29, 2000)

10.9+ Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Raymond J. Miller, as amended (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

10.10+ Amendment No. 2 to Employment Agreement, dated as of September 19, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Joseph J. Kassa, as amended (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

10.11*+ Amendment No. 3 to Employment Agreement, dated as of November 20, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Raymond J. Miller, as amended

10.12*+ Amendment No. 3 to Employment Agreement, dated as of November 20, 2000, to the Employment Agreement dated as of February 1, 2000, between the Company and Joseph J. Kassa, as amended

10.13+ Weiner's Stores, Inc. 2000 Executive Retention Plan dated as of September 19, 2000 (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

10.14 Debtor-in-Possession Revolving Credit Agreement, dated October 16, 2000, among the Company, the lenders party thereto and The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to
          Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 28, 2000)

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form 10 filed April 14,
          1998)

24.1*     Powers of Attorney

----------
*   Filed herewith

+   Management contracts or compensatory plans or arrangements