Form 10-Q
period 2001-05-05
WEINERS STORES INC
filed 2001-06-08
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2001 or
                               -----------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No.  0-23671
                     -------

                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


                           Delaware                 76-0355003
                           --------                 ----------
              (State or other jurisdiction of     (IRS Employer
               incorporation or organization)   Identification No.)

               6005 Westview Drive, Houston, TX           77055
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

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

         As of June 7, 2001, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                            QUARTER ENDED MAY 5, 2001

                                Table of Contents

                                                                                             Page No.
                                                                                             --------
PART I.    FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements                                              3

                  Consolidated Statements of Operations                                         3

                  Consolidated Balance Sheets                                                   4
                  Consolidated Statements of Cash Flows                                         5

                  Notes to Consolidated Financial Statements                                    6-9

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                      9-12

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                     12

PART II.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                              12

         ITEM 2. Changes in Securities and Use of Proceeds                                      12

         ITEM 3. Defaults Upon Senior Securities                                                12

         ITEM 4. Submission of Matters to a Vote of Security Holders                            13

         ITEM 5. Other Information                                                              13

         ITEM 6. Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                                      14

EXHIBIT INDEX                                                                                   15


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Thirteen Weeks Thirteen Weeks
                                                       Ended          Ended
                                                    May 5, 2001   April 29, 2000
                                                    -----------   --------------


Net sales                                           $ 48,805,000   $ 66,207,000

Leased department revenues                               120,000        215,000
                                                    ------------   ------------

Net revenues                                          48,925,000     66,422,000

Cost of goods sold                                    32,179,000     42,355,000
                                                    ------------   ------------

Gross margin                                          16,746,000     24,067,000

Selling, administrative and other operating costs     16,965,000     23,836,000

Reorganization expense                                   939,000              -
                                                    ------------   ------------

Operating (loss) income                               (1,158,000)       231,000

Interest expense                                        (505,000)      (397,000)

Interest income                                                -              -
                                                    ------------   ------------

Loss before income taxes                              (1,663,000)      (166,000)

Income taxes                                                   -              -
                                                    ------------   ------------
Loss before cumulative effect adjustment            $ (1,663,000)  $   (166,000)

Cumulative effect adjustment, net of tax                       -       (294,000)
                                                    ------------   ------------

Net loss                                            $ (1,663,000)  $   (460,000)
                                                    ============   ============
Loss before cumulative effect adjustment            $      (0.09)  $      (0.01)
    per share of common stock
Cumulative effect of accounting change per share
    of common stock                                            -          (0.01)
                                                    ============   ============
Net loss per share of common stock                  $      (0.09)  $      (0.02)
                                                    ============   ============
Weighted average number of shares of
    common stock outstanding                          18,510,000     18,510,000
                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                            WEINER'S STORES, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                             May 5,             February 3,
                                                                             2001                   2001
                                                                       ------------------     -----------------
                                                                          (Unaudited)
ASSETS
Current Assets:
     Cash                                                            $         5,605,000   $         5,607,000
     Receivables, net                                                            715,000               841,000
     Merchandise inventories, net                                             45,433,000            50,822,000
     Prepaid expenses and other assets                                         4,054,000             3,459,000
                                                                       ------------------     -----------------
                       Total current assets                                   55,807,000            60,729,000
                                                                       ------------------     -----------------

Property and Equipment:
     Land                                                                        258,000               258,000
     Building - distribution center and office facility                        1,996,000             1,996,000
     Furniture, fixtures and leasehold improvements                           28,868,000            28,785,000
                                                                       ------------------     -----------------
                       Total                                                  31,122,000            31,039,000
          Less accumulated depreciation and amortization                    (11,607,000)          (10,630,000)
                                                                       ------------------     -----------------
                         Total property and equipment, net                    19,515,000            20,409,000
                                                                       ------------------     -----------------

                                                                     $        75,322,000   $        81,138,000
                                                                       ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                          $         6,275,000   $        10,233,000
     Accrued expenses and other current liabilities                            7,247,000             6,383,000
                                                                       ------------------     -----------------
                       Total current liabilities                              13,522,000            16,616,000
                                                                       ------------------     -----------------

Other Liabilities                                                                397,000               397,000
Long-term portion of debtor-in-possession credit facility                     19,923,000            20,694,000
Liabilities subject to settlement under reorganization proceedings            25,032,000            25,320,000

Commitments and Contingencies                                                  -                     -

Stockholders' Equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
          19,000,000 shares issued                                               190,000               190,000
     Additional paid-in capital                                               63,664,000            63,664,000
     Accumulated deficit                                                    (47,406,000)          (45,743,000)
     Treasury stock, at cost, 523,170 shares                                   -                     -

                                                                       ------------------     -----------------
                         Total stockholders' equity                           16,448,000            18,111,000
                                                                       ------------------     -----------------

                                                                     $        75,322,000   $        81,138,000
                                                                       ==================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Thirteen Weeks          Thirteen Weeks
                                                                  Ended                   Ended
                                                               May 5, 2001           April 29, 2000
                                                        ----------------------  ----------------------
Net cash provided by (used in) operating activities       $           852,000     $       (6,378,000)
                                                            ------------------      ------------------

Cash Flows from Investing Activities:
   Capital expenditures                                              (83,000)             (1,593,000)
                                                            ------------------      ------------------

Net cash used in investing activities                                (83,000)             (1,593,000)
                                                            ------------------      ------------------

Cash Flows from Financing Activities:
   Payments to debtor-in-possession                                 (771,000)               -
     credit facility
   Proceeds from pre-petition working                               -                       8,000,000
     capital facility
                                                            ------------------      ------------------

Net cash (used in) provided by financing activities                 (771,000)               8,000,000
                                                            ------------------      ------------------

Net (Decrease) Increase in cash                                       (2,000)                  29,000
Cash, beginning of period                                           5,607,000               3,336,000
                                                            ------------------      ------------------

Cash, end of period                                       $         5,605,000     $         3,365,000
                                                            ------------------      ------------------



The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of Weiner's Stores, Inc. (the "Company") as of May 5, 2001, and the results of its operations and its cash flows for each of the thirteen week periods ended May 5, 2001 and April 29, 2000. The results of operations for the thirteen-week period ended May 5, 2001 may not be indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended February 3, 2001 and related notes which are included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited financial statements and related notes thereto.

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

(2) Reorganization

         As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on October 16, 2000 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code in United States Bankruptcy Court for the District of Delaware (the "Court"). Under Chapter 11, the Company is operating its business as a debtor-in-possession, subject to approval of the Court for certain actions. Additionally, a creditor committee was formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization. In connection with the Company's Chapter 11 reorganization, the Company has retained an investment banking firm to explore and advise the Company with respect to various financial and business options, including but not limited to identifying sources of additional debt or equity financing and/or possible acquirers of all or substantially all of the Company's assets. There can be no assurance that the Company will succeed in reorganizing under Chapter 11 or that the reorganization will not result in a liquidation.

         As of the Petition Date, actions to collect pre-petition indebtedness are stayed and certain other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Court.

         Until a plan of reorganization is confirmed by the Court and becomes effective, it is not possible to predict with certainty the ultimate recoveries for creditors and stockholders, the length of time the Company will be under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, the effects of the proceedings on the business of the Company or the extent of the negative effects on the interests of the various creditors and stockholders. While management currently believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the final amount of such liabilities or the final impact on such liabilities of a confirmed plan of reorganization.

         The Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company's Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. As of June 7, 2001, no plan of reorganization has been submitted to the Court. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, its ability to comply with debtor-in-possession agreements and its ability to generate sufficient cash from operations and financing sources to satisfy its obligations. Additionally, the accompanying Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under the reorganization proceedings.

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

         At May 5, 2001, the Company had approximately $6,961,000 of availability under the DIP Credit Agreement, after considering outstanding letters of credit of approximately $4,563,000 and borrowings of $19,923,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

         The DIP Credit Agreement requires that the Company maintain certain financial covenants and stipulates certain borrowing limitations based on the Company's inventory levels. The DIP Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. Capital expenditures are restricted to $3,000,000 for the period ending February 2, 2002 and $2,000,000 for the period commencing February 3, 2002 and ending on November 2, 2002. At May 5, 2001, the Company was in compliance with all of its covenants under the DIP Credit Agreement.

         The Company's current liquidity needs are provided by existing cash balances, operating cash flow, the DIP Credit Agreement, and trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position. Due to the Company's poor financial performance and the other factors that resulted in its filing for relief under Chapter 11, any further material adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures or adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, to meet its obligations as they become due or to comply with the various covenant requirements under the DIP Credit Agreement. Moreover, the Company is highly dependent upon its ability to obtain merchandise on normal trade terms. Due to the Company's Chapter 11 filing and poor financial performance, some of the Company's key vendors and factors have become more restrictive in granting trade credit either through reducing the Company's credit lines or shortening payment terms. The tightening of credit was one of the factors which contributed to the Company's filing for relief under Chapter 11.

(4) Accrued Expenses

         Accrued expenses consisted of the following:

                                                           May 5, 2001            February 3, 2001
                                                        -------------------       ------------------
              Payroll and related benefits            $            800,000      $         1,110,000
              Taxes other than income taxes                      1,418,000                  598,000
              Rent and other related costs                         686,000                  286,000
              Restructuring costs                                1,716,000                1,489,000
              Layaway deposit payments                             505,000                1,092,000
              Other                                              2,122,000                1,509,710
                                                      ---------------------    ---------------------
                                  Total               $          7,247,000      $         6,383,000
                                                      =====================    =====================

(5)  Leases

         During the thirteen weeks ended May 5, 2001 the Company entered into no new leases and executed renewal options on several locations. Future minimum rental payments have decreased approximately $1,017,000 since February 3, 2001 bringing the total future minimum rental payments under all noncancelable operating leases with initial or remaining lease terms of one year or more to approximately $36,431,000.

         Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations to perform further under the contract or lease but is subject to a claim of damages for the breach thereof. Therefore, the commitment mentioned above may not reflect the actual cash outlay in the future.

         Total rent expense for all operating leases was as follows:

                               Thirteen               Thirteen
                              Weeks Ended            Weeks Ended
                              May 5, 2001          April 29, 2000
                           ------------------     ------------------
  Minimum rentals               $  2,122,000           $  2,960,000
  Contingent rentals                  85,000                121,000
                           ------------------     ------------------
          Total                 $  2,207,000           $  3,081,000
                           ==================     ==================

(6) Stock Based Awards

         At May 5, 2001, there were vested options outstanding to purchase 496,667 shares of common stock at a weighted average price per share of $1.04.

(7) Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first thirteen weeks of 2001 or 2000. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards.

(8) Earnings Per Share

         Net income per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:

                                                            May 5, 2001         April 29, 2000
                                                         ------------------    ------------------
      Weighted average number of shares of
           common stock outstanding                             18,509,710            18,509,710
      Common stock equivalent - shares issuable
           under the stock incentive plans                       -                     -
                                                         ------------------    ------------------
      Weighted average shares of common stock
           outstanding assuming full dilution                   18,509,710            18,509,710
                                                         ==================    ==================

         The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity as of May 5, 2001 (resulting in no dilution for the earnings per share computations).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect the current views of Weiner's Stores, Inc. (the "Company") with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability of the Company and its competitors to predict fashion trends and customer preferences and achieve further market penetration and additional customers, consumer apparel buying patterns, adverse weather conditions, inventory risks due to shifts in market demand, risks related to the Company's reorganization under Chapter 11 and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's business and financial performance. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business or operations. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Reorganization

         As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on October 16, 2000 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code in United States Bankruptcy Court for the District of Delaware (the "Court"). Under Chapter 11, the Company is operating its business as a debtor-in-possession, subject to approval of the Court for certain actions. Additionally, a creditor committee was formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization. In connection with the Company's Chapter 11 reorganization, the Company has retained an investment banking firm to explore and advise the Company with respect to various financial and business options, including but not limited to identifying sources of additional debt or equity financing and/or possible acquirers of all or substantially all of the Company's assets. There can be no assurance that the Company will succeed in reorganizing under Chapter 11 or that the reorganization will not result in a liquidation.

         As of the Petition Date, actions to collect pre-petition indebtedness are stayed and certain other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Court.

         Until a plan of reorganization is confirmed by the Court and becomes effective, it is not possible to predict with certainty the ultimate recoveries for creditors and stockholders, the length of time the Company will be under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, the effects of the proceedings on the business of the Company or the extent of the negative effects on the interests of the various creditors and stockholders. While management currently believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the final amount of such liabilities or the final impact on such liabilities of a confirmed plan of reorganization.

         The Consolidated Condensed Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company's Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization. As of June 7, 2001 no plan of reorganization has been submitted to the Court. The ability of the Company to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, its ability to comply with debtor-in-possession agreements and its ability to generate sufficient cash from operations and financing sources to satisfy its obligations. Additionally, the accompanying Consolidated Condensed Financial Statements do not include any adjustments that would be required if the Company were in liquidation. Substantially all of the Company's pre-petition liabilities are subject to compromise under the reorganization proceedings.

Results of Operations

Thirteen Weeks Ended May 5, 2001 Compared to Thirteen Weeks Ended April 29, 2000

         Total net sales for the first quarter of 2001 decreased 26.3% to $48,805,000 from $66,207,000 in the first quarter of 2000. The decrease is primarily attributable to the closing of 44 underperforming stores in October 2000 in connection with the Company's Chapter 11 reorganization and a 4.6% comparable stores sales decrease over such period, offset by the six new stores opened after the first quarter of 2000. Further, due to the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company, in the first quarter of fiscal 2000, recognized an additional $851,000 in revenue related to those layaway transactions held as accounts receivable at the end of fiscal year 1999.

         Leased department revenue in the first quarter of 2001 decreased 44.2% to $120,000 from $215,000. The decrease is primarily attributable to the store closings discussed above. Further, during the first quarter of fiscal 2000, the Company tested a leased department for unbranded shoes in eight stores. The leased shoe department was unsuccessful and the lease was discontinued.

         Cost of goods sold for the first quarter of 2001 decreased $10,176,000 or 24.0% to $32,179,000 from $42,355,000 in the first quarter of 2000. As a percentage of revenues, cost of goods sold for the first quarter 2001 increased to 65.8% from 63.8% in the first quarter of 2000. Gross margin decreased $7,321,000 or 30.4% to $16,746,000 from $24,067,000 in the first quarter of
2000. Gross margin as a percentage of sales decreased to 34.2% from 36.2% in the first quarter of 2000. The decreases in cost of goods sold and gross margin dollars were primarily attributable to the store closings and sales decline discussed above. The decrease in gross margin percentage was primarily attributable to increased promotional markdowns, offset by decreased seasonal markdowns and higher initial markup.

         Selling, administrative and other operating costs decreased to $16,965,000 in the first quarter of 2001 from $23,836,000 in the first quarter of 2000. The decrease is primarily attributable to the store closings discussed above. As a percentage of revenues, selling, administrative and other operating costs in the first quarter of 2001 decreased to 34.7% from 35.9% in the first quarter of 2000. This decrease is primarily attributable to the expense reduction and control programs the Company has implemented in the Chapter 11 process.

         In the first quarter of 2001 the Company incurred $939,000 in reorganization expense attributable to its filing under Chapter 11. This expense is primarily attributable to professional fees and the Company's employee Retention Plan, which was adopted in connection with the Company's Chapter 11 reorganization. There was no reorganization expense in the first quarter of 2000.

         The Company incurred an operating loss of $1,158,000 in the first quarter of 2001 compared to operating income of $231,000 in the first quarter of 2000. Had the Company not incurred reorganization expense, the operating loss for the first quarter of 2001 would have been $219,000.

         The Company recorded interest expense of $505,000 in the first quarter of 2001 compared to $397,000 in the first quarter of 2000. The increase is primarily attributable to an increase in average borrowing in the first quarter of 2001, offset by the reduction of the effective interest rate.

         The Company recorded a cumulative effect adjustment for a change in accounting of $294,000 in the first quarter of 2000 due to the adoption of SAB
101. The change reflects a restatement for those layaways held as accounts receivable at the end of fiscal year 1999.

         The Company provides United States federal income taxes on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first quarter of 2001 or the first quarter of 2000. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards.

         The Company's net loss for the first quarter of 2001 was $1,663,000, or $0.09 per share of its common stock, par value $.01 per share ("Common Stock"), compared to a net loss of $460,000, or $0.02 per share of Common Stock, for the first quarter of 2000.

Liquidity and Capital Resources

Cash from Operations and Working Capital

         The Company's cash provided by operations was $852,000 during the thirteen weeks ended May 5, 2001 compared to cash used in operations of $6,378,000 during the thirteen weeks ended April 29, 2000. The decrease in cash used in operations is primarily attributable to the Company's efforts to control inventory levels. The Company's primary source of liquidity has been borrowings under its credit agreement in effect prior to the Petition Date and the current DIP Credit Agreement referred to below.

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

         At May 5, 2001 the Company had approximately $6,961,000 of availability under the DIP Credit Agreement, after considering outstanding letters of credit of approximately $4,563,000 and borrowings of $19,923,000. The Company may prepay amounts outstanding under the working capital facility without penalty.

         The DIP Credit Agreement requires that the Company maintain certain financial covenants and stipulates certain borrowing limitations based on the Company's inventory levels. The DIP Credit Agreement also restricts future liens and indebtedness, sales of assets and dividend payments. Capital expenditures are restricted to $3,000,000 for the period ending February 2, 2002 and $2,000,000 for the period commencing February 3, 2002 and ending on November 2, 2002. At May 5, 2001, the Company was in compliance with all of its covenants under the DIP Credit Agreement.

         The Company's current liquidity needs are provided by existing cash balances, operating cash flow, the DIP Credit Agreement, and trade credit terms from the vendor and factor community. The Company continually monitors its liquidity position. Due to the Company's poor financial performance and the other factors that resulted in its filing for relief under Chapter 11, any further material adverse development affecting the business of the Company could significantly limit its ability to withstand competitive pressures or adverse economic conditions, to take advantage of expansion opportunities or other significant business opportunities that may arise, to meet its obligations as they become due or to comply with the various covenant requirements under the DIP Credit Agreement. Moreover, the Company is highly dependent upon its ability to obtain merchandise on normal trade terms. Due to the Company's Chapter 11 filing and poor financial performance, some of the Company's key vendors and factors have become more restrictive in granting trade credit either through reducing the Company's credit lines or shortening payment terms. The tightening of credit was one of the factors which contributed to the Company's filing for relief under Chapter 11.

Capital Expenditures

         The Company's capital expenditures are expected to be approximately $1,000,000 in fiscal 2001 primarily for the remodeling of existing stores, fixtures and enhancements of the management information systems. The Company expects to fund these capital expenditures from cash flows from operations and borrowings under the DIP Credit Agreement.

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

         None.

ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibit
           No.    Description
         ------   -----------

         3.1      Amended and Restated Certificate of Incorporation of the
                  Company.

         3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)

     (b) Reports on Form 8-K

         During the first quarter of fiscal 2001, the Company filed reports on Form 8-K on March 29, 2001 and April 20, 2001 to disclose, pursuant to Regulation FD, for informational purposes only, the certificate of compliance and certain financial statements contained in the Company's reports dated March 28, 2001 and April 20, 2001, respectively, to the United States Trustee in connection with the Company's reorganization under Chapter 11.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      WEINER'S STORES, INC.


  June 8, 2001        By:  /s/ Michael S. Marcus
  ------------             ---------------------
    (Date)                 Michael S. Marcus
                           Vice President, Chief Financial Officer, Treasurer
                           and Secretary

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------


   3.1 Amended and Restated Certificate of Incorporation of the Company.

   3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14,
                           1998)