Form 10-Q
period 2001-08-04
WEINERS STORES INC
filed 2001-09-24
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended August 4, 2001 or
                               --------------

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

         As of September 20, 2001, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                          QUARTER ENDED AUGUST 4, 2001

                                Table of Contents
                                                                                                      Page No.
                                                                                                      --------
PART I.    FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements                                                        3

                  Consolidated Statements of Net Liabilities in Liquidation (Liquidation Basis)           3

                  Consolidated Statements of Changes in Net Liabilities in Liquidation
                  (Liquidation Basis)                                                                     4

                  Consolidated Statements of Operations (Going Concern)                                   5

                  Consolidated Balance Sheet                                                              6

                  Consolidated Statements of Cash Flows (Going Concern)                                   7

                  Notes to Consolidated Financial Statements                                              8-10

         ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                10-13

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                               13

PART II.   OTHER INFORMATION

         ITEM 1. Legal Proceedings                                                                        13

         ITEM 2. Changes in Securities and Use of Proceeds                                                13

         ITEM 3. Defaults Upon Senior Securities                                                          13

         ITEM 4. Submission of Matters to a Vote of Security Holders                                      13-14

         ITEM 5. Other Information                                                                        14

         ITEM 6. Exhibits and Reports on Form 8-K                                                         14

SIGNATURES                                                                                                15

EXHIBIT INDEX                                                                                             16


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                         WEINER'S STORES, INC.
                    CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION (Liquidation Basis)
                                             (Unaudited)

                                                                                   August 4,
                                                                                     2001
                                                                               ------------------
ASSETS
     Cash                                                                   $         13,824,000
     Receivables, net                                                                  8,272,000
     Assets held for sale                                                              5,000,000
     Inventory                                                                                 -
     Prepaid expenses and other assets                                                   939,000
     Property and equipment, net                                                               -
                                                                               ------------------
       Total Assets                                                         $         28,035,000
                                                                               ------------------

LIABILITIES
     Accrued and other liabilities                                          $         18,885,000
     Liabilities subject to settlement                                                26,584,000
                                                                               ------------------
       Net Liabilities in Liquidation                                       $       (17,434,000)
                                                                               ==================

        Weighted average number of shares of common stock                             18,510,000
                                                                               ==================

        Net liabilities in liquidation per outstanding share of common
        stock                                                               $             (0.94)
                                                                               ==================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                               (Liquidation Basis)
                                   (Unaudited)

                                                                     Thirteen Weeks
                                                                          Ended
                                                                     August 4, 2001
                                                                ----------------------
Net assets on a going concern basis as of May 5, 2001           $          16,448,000
                                                                    ------------------

Adjustments to reflect liquidation basis accounting:
   Write-off loss on sale of inventory                                   (10,058,000)
   Write-off loss on disposal of other assets                            (13,259,000)
   Accrue potential lease rejection claims                                (5,288,000)
   Other assets and liabilities                                               684,000
   Estimated expenses to be incurred through liquidation                  (5,961,000)
                                                                    ------------------
   Net adjustments to reflect liquidation basis accounting      $        (33,882,000)
                                                                    ------------------

Net liabilities in liquidation as of May 5, 2001                $        (17,473,000)
                                                                    ------------------

Changes in estimated liquidation values:
   Other assets                                                 $                   0
   Accrued and other liabilities                                                    0
                                                                    ------------------
Net changes in estimated liquidation values                     $                   0
                                                                    ------------------

Net liabilities in liquidation, end of period                   $        (17,434,000)
                                                                    ==================

Supplemental Cash Information:
Changes in cash and cash equivalents
    Retirement of debtor-in-possession credit facility                   (19,923,000)
    Sale of inventory to third party liquidator                            34,630,000
    Cash receipts for other assets                                            457,000
    Payment of accrued liabilities                                        (6,945,000)
                                                                    ------------------
Net changes in cash and cash equivalents                                    8,219,000
                                                                    ==================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
                                   (Unaudited)

                                                             Thirteen Weeks
                                                                 Ended
                                                              May 5, 2001
                                                           -------------------


  Net sales                                              $         48,805,000

  Leased department revenues                                          120,000
                                                           -------------------

  Net revenues                                                     48,925,000

  Cost of goods sold                                               32,179,000
                                                           -------------------

  Gross margin                                                     16,746,000

  Selling, administrative and other operating costs                16,965,000

  Reorganization expense                                              939,000
                                                           -------------------

  Operating loss                                                  (1,158,000)

  Interest expense                                                  (505,000)

  Interest income                                                           -
                                                           -------------------

  Loss before income taxes                                        (1,663,000)

  Income taxes                                                              -
                                                           -------------------

  Net loss                                               $        (1,663,000)
                                                           ===================

  Net loss per share of common stock                     $             (0.09)
                                                           ===================
  Weighted average number of shares of
      common stock outstanding                                     18,510,000
                                                           ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                 February 3,
                                                                                    2001
                                                                              -----------------
ASSETS
Current Assets:
     Cash                                                                  $         5,607,000
     Receivables, net                                                                  841,000
     Merchandise inventories, net                                                   50,822,000
     Prepaid expenses and other assets                                               3,459,000
                                                                              -----------------
                       Total current assets                                         60,729,000
                                                                              -----------------

Property and Equipment:
     Land                                                                              258,000
     Building - distribution center and office facility                              1,996,000
     Furniture, fixtures and leasehold improvements                                 28,785,000
                                                                              -----------------
                       Total                                                        31,039,000
          Less accumulated depreciation and amortization                          (10,630,000)
                                                                              -----------------
                         Total property and equipment, net                          20,409,000
                                                                              -----------------
                                                                           $        81,138,000
                                                                              =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                                $        10,233,000
     Accrued expenses and other current liabilities                                  6,383,000
                                                                              -----------------
                       Total current liabilities                                    16,616,000
                                                                              -----------------

Other Liabilities                                                                      397,000
Long-term portion of debtor-in-possession credit facility                           20,694,000
Liabilities subject to settlement under reorganization proceedings                  25,320,000

Commitments and Contingencies                                                        -

Stockholders' Equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
          19,000,000 shares issued                                                     190,000
     Additional paid-in capital                                                     63,664,000
     Accumulated deficit                                                          (45,743,000)
     Treasury stock, at cost, 523,170 shares                                         -

                                                                              -----------------
                         Total stockholders' equity                                 18,111,000
                                                                              -----------------
                                                                           $        81,138,000
                                                                              =================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis)
                                   (Unaudited)


                                                             Thirteen Weeks
                                                                  Ended
                                                               May 5, 2001
                                                        ----------------------

Net cash provided by operating activities                 $           852,000
                                                            ------------------

Cash Flows from Investing Activities:
   Capital expenditures                                              (83,000)
                                                            ------------------

Net cash used in investing activities                                (83,000)
                                                            ------------------

Cash Flows from Financing Activities:
   Payments to debtor-in-possession                                 (771,000)
     credit facility
   Proceeds from pre-petition working                               -
     capital facility
                                                            ------------------

Net cash used in financing activities                               (771,000)
                                                            ------------------

Net decrease in cash                                                  (2,000)
Cash, beginning of period                                           5,607,000
                                                            ------------------

Cash, end of period                                       $         5,605,000
                                                            ------------------



The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Orderly Wind Down and Cessation of Operations

         As a result of its poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on October 16, 2000 (the "Petition Date") Weiner's Stores, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code in United States Bankruptcy Court for the District of Delaware (the "Court"). Under Chapter 11, the Company is operating its business as a debtor-in-possession, subject to approval of the Court for certain actions. Additionally, a creditor committee was formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization or liquidation.

         On June 25, 2001, the Board of Directors of the Company unanimously approved the orderly wind down of its operations. On June 26, 2001, the Company commenced the process of winding down and ceasing its operating activities, including termination of employees, selling its assets and settling its obligations, including leases. The Company's executive officers, management team and personnel are conducting such activities as are necessary for the orderly wind down.

         On July 13, 2001, the Court approved the Company's agreement with a third party to conduct store closing sales with respect to the Company's 94 retail outlets remaining as of such date as part of the orderly wind down and cessation of operations. The Company engaged the third party to acquire the inventory and manage the inventory liquidation process in these stores. As of August 4, 2001, all merchantable inventory and substantially all fixtures and equipment in the Company's store locations had been sold. The Company continues to utilize its wholly owned corporate office/distribution facility and is presenting it at the estimated potential realizable value on the sale of this property. Further, the Company is in the process of assuming and assigning or rejecting the lease obligations in relation to its store locations. The finalization of this process could further affect the net realizable value of assets and liabilities included in the statement of net assets available for liquidation.

(2) Adoption of the Liquidation Basis of Accounting

         As described in Note 1 above, the Company approved the orderly wind down of its operations and has commenced its liquidation. As a result, the Company has adopted the liquidation basis of accounting for presenting its consolidated financial statements for periods subsequent to May 5, 2001. This basis of accounting is appropriate when, among other things, liquidation of a company appears imminent and the net realizable values of its assets are reasonably determinable. Under this basis of accounting, assets are stated at their net realizable values, liabilities are stated at contractual face value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Therefore, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets will be sufficient to satisfy the obligations the Company has to its unsecured creditors. Any differences in realized values and actual cash transactions will be recognized in the period in which they can be reasonably estimated. Further, it is not possible at this time to determine the timing of any such distribution.

         In adopting the liquidation basis of accounting, the Company recorded a $10,058,000 charge for the loss on the sale of inventory to a third party liquidator. Further, the Company has reflected a charge of $13,259,000 for the net write off of furniture and fixtures and other assets related to the Company's 97 stores remaining as of June 2001 and corporate office/distribution center facility. These adjustments reflect immediate liquidation of the Company's assets rather than the realization of these assets through the ordinary course of its operations.

         The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments that management considers necessary to present fairly the net assets available for liquidation of the Company as of August 4, 2001, and the changes in its net assets available for liquidation for the period from May 6, 2001 through August 4, 2001. The accompanying condensed consolidated statement of financial position as of February 3, 2001 and the statement of operations and cash flows for the thirteen-week period ended May 5, 2001 are presented on a going concern basis reflecting the Company's actual operations prior to the adoption of the liquidation basis of accounting.

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

(3) Long-Term Debt

         On October 16, 2000, in conjunction with the Company's filing under Chapter 11, the Company entered into a two-year, $35,000,000 Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") which included a $15,000,000 sub-facility for the issuance of letters of credit. The DIP Credit Agreement was a revolving credit facility that was secured by substantially all of the Company's assets. The DIP Credit Agreement provided that proceeds could be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings. Borrowings under the DIP Credit Agreement bore interest at the reference rate thereunder plus 0.75% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.75%.

         On July 17, 2001, in conjunction with the orderly wind down of operations and the engagement of a third party to manage the inventory liquidation of the Company, the Company repaid all amounts outstanding under and retired the DIP Credit Agreement.

(4) Accrued Expenses and Other Liabilities

         Accrued expenses include estimates of costs to be incurred in the orderly wind down and cessation of operations of the Company, provisions for known liabilities, and provisions for certain asserted and unasserted claims as of August 4, 2001. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the wind down of operations and legal and accounting fees expected to be incurred during the period of liquidation.

(5) Leases

         Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations under the contract or lease but is subject to a claim of damages for the breach thereof. With respect to the orderly wind down of operations, the Company, with Court approval, has engaged a third party to market substantially all of its unexpired leases. Those leases which are successfully sold will be assigned to and assumed by the purchasing parties, subject to Court approval. The remaining unexpired leases may be rejected and may be subject to a claim of damages for breach thereof.

(6) Stock Based Awards

         In conjunction with the orderly wind down of operations, all stock options issued by the Company under the Company's 1997 Stock Incentive Plan and the Company's 1999 Stock Incentive Plan will be forfeited effective as of the termination date of the affected participants.

(7) Income Taxes

         The Company provides United States federal income taxes based on its estimated annual effective tax rate for the fiscal year. No income tax provision was recorded in either the first thirteen week or first twenty-six week periods of 2001 or 2000. The recognition of income tax benefits is affected by limitations on the Company's ability to utilize net operating loss carryforwards.

(8) Earnings Per Share

         Net loss per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:


                                                            August 4, 2001
                                                           ------------------
      Weighted average number of shares of
           common stock outstanding                               18,509,710
      Common stock equivalent - shares issuable
           under the stock incentive plans                          -
                                                           ------------------
      Weighted average number of shares of common stock
           outstanding assuming full dilution                     18,509,710
                                                           ==================

         The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity as of August 4, 2001 (resulting in no dilution for the earnings per share computations).

         AFTER THE ORDERLY WIND DOWN OF OPERATIONS THERE WILL BE NO CASH TO DISTRIBUTE TO OUR STOCKHOLDERS.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Weiner's Stores, Inc. (the "Company") with respect to future events and financial performance and include, without limitation, statements regarding the timing and outcome of the sale of the Company's assets, its liquidation and any distribution therefrom. Such forward-looking statements involve risks and uncertainties, including, without limitation, ultimate values realizable for unsold assets, adjustments to sale prices, collection of deferred payments on sales of assets, post-closing indemnification obligations relating to sales, costs and expenses relating to the wind down of the Company's operations, including income taxes, conversion of the Company's bankruptcy proceedings to a liquidation under Chapter 7 of Title 11 of the United States Code, and the nature and amount of any unknown contingent liabilities, as well as general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, and various other matters, many of which are beyond the Company's control. The risks included here are not exhaustive. Other sections of this Report and the Company's other filings with the Securities and Exchange Commission include additional factors that could adversely affect the Company's future financial performance. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effect on the Company or its business, operations or financial performance. The Company does not undertake and expressly disclaims any obligation to publicly update or revise any such forward-looking statements even if experience or future changes make it clear that the projected results expressed or implied therein will not be realized.

Orderly Wind Down of Operations

         As a result of the Company's poor financial performance, lack of adequate trade support to fund its inventory working capital requirements and lack of sufficient financial flexibility and liquidity, on October 16, 2000 (the "Petition Date") the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code in United States Bankruptcy Court for the District of Delaware (the "Court"). Under Chapter 11, the Company is operating its business as a debtor-in-possession, subject to approval of the Court for certain actions. Additionally, a creditor committee was formed and has the right to review and object to any non-ordinary course of business transactions and participate in the formulation of any plan or plans of reorganization or liquidation.

     On June 25, 2001, the Board of Directors of the Company unanimously approved the orderly wind down of its operations. On June 26, 2001, the Company commenced the process of winding down and ceasing its operating activities, including termination of employees, selling its assets and settling its obligations, including leases. The Company's executive officers, management team and personnel are conducting such activities as are necessary for the orderly wind down.

         On July 13, 2001, the Court approved the Company's agreement with a third party to conduct store closing sales with respect to the Company's 94 retail outlets remaining as of such date as part of the orderly wind down and cessation of operations. The Company engaged the third party to acquire the inventory and manage the inventory liquidation process in these stores. As a result, the Company has recorded a $10,058,000 charge for the loss on the sale of inventory to a third party liquidator. Further, the Company has reflected a charge of $13,259,000 for the net write off of furniture and fixtures and other assets related to the Company's 97 stores remaining as of June 2001and corporate office/distribution center facility. These store closings will ultimately result in the elimination of 2,700 positions.

         Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations under the contract or lease but is subject to a claim of damages for the breach thereof. With respect to the orderly wind down of operations, the Company, with Court approval, has engaged a third party to market substantially all of its unexpired leases. Those leases which are successfully sold will be assigned to and assumed by the purchasing parties, subject to Court approval. The remaining unexpired leases may be rejected and may be subject to a claim of damages for breach thereof.

         Until a plan of reorganization or liquidation is confirmed by the Court and becomes effective, it is not possible to predict with certainty the ultimate recoveries for creditors, or the timing of any such distribution of recoveries. While management currently believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the final amount of such liabilities or the final impact on such liabilities of a confirmed plan of reorganization or liquidation. As of August 4, 2001, no plan of reorganization or liquidation has been submitted to the Court. Substantially all of the Company's pre-petition liabilities are subject to compromise under the bankruptcy proceedings.

         As of August 4, 2001, all merchantable inventory and substantially all fixtures and equipment in the Company's store locations had been sold. The Company continues to utilize its wholly owned corporate office/distribution facility and is presenting it at the estimated potential realizable value on the sale of this property. Further, the Company is in the process of assuming and assigning or rejecting the lease obligations in relation to its store locations. The finalization of this process could further affect the adjustments made to the financial statements.

         The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Therefore, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets will be sufficient to satisfy the obligations the Company has to its unsecured creditors. Any differences in realized values and actual cash transactions will be recognized in the period in which they can be reasonably estimated. Further, it is not possible at this time to determine the timing of any such distribution.

         AFTER THE ORDERLY WIND DOWN OF OPERATIONS THERE WILL BE NO CASH TO DISTRIBUTE TO OUR STOCKHOLDERS.

Results of Operations

Discontinuation of Operations

         As previously discussed, the Company is currently in the process of effecting an orderly wind down of operations. Based on a continued deterioration of the core business of the Company and the erosion of profits attributed to Tropical Storm Allison in early June, management of the Company advised the Company's Board of Directors and creditors committee that management believed that liquidation would provide the best means to recover amounts due to the Company's creditors. The Board of Directors unanimously approved the orderly wind down of the Company's operations on June 25, 2001.

         The Company adopted the liquidation basis of accounting for the second fiscal quarter of 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

         The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are dependent upon a variety of factors, including, without limitation, the actual proceeds realizable from the sale of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with the orderly wind down of operations and administrative costs during the liquidation period, the timing of the potential filing and confirmation of a liquidating Chapter 11 plan and the timing of any distributions to creditors. Consequently, the actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Therefore, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets will be sufficient to satisfy the obligations the Company has to its unsecured creditors. Any differences in realized values and actual cash transactions will be recognized in the period in which they can be reasonably estimated. Further, it is not possible at this time to determine the timing of any such distribution.

         The Company has not yet filed a liquidating Chapter 11 plan with the Court. Once a liquidating Chapter 11 plan has been finalized and filed with the Court, the plan must be submitted to a vote of the Company's creditors for their approval and confirmed by the Court. There can be no assurance that a liquidating Chapter 11 plan filed by the Company will receive the requisite votes or confirmation. Until a liquidating Chapter 11 plan has been confirmed, the liquidation has been completed and all claims against the Company fixed, the Company is not able to determine or predict the amount that will be available to pay its prepetition creditors.

Liquidity and Capital Resources

DIP Credit Agreement

         On October 16, 2000, in conjunction with the Company's filing under Chapter 11, the Company entered into a two-year, $35,000,000 Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") which included a $15,000,000 sub-facility for the issuance of letters of credit. The DIP Credit Agreement was a revolving credit facility that was secured by substantially all of the Company's assets. The DIP Credit Agreement provided that proceeds could be used solely in the ordinary course of business and for other general corporate purposes during the Company's Chapter 11 reorganization proceedings. Borrowings under the DIP Credit Agreement bore interest at the reference rate thereunder plus 0.75% or, at the option of the Company, the Eurodollar Rate thereunder plus 2.75%.

         On July 17, 2001, in conjunction with the orderly wind down of operations and the engagement of third party to manage the inventory liquidation of the Company, the Company repaid all amounts outstanding under and retired the DIP Credit Agreement.

         The Company expects its sources of liquidity during the liquidation process to be proceeds from the sale of the Company's inventory to a third party, the sale of certain of the Company's operating leases, the sale of the Company's furniture and fixtures and the sale of the Company's corporate office and distribution center.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         On October 16, 2000, the Company filed a voluntary petition for relief under Chapter 11 in United States Bankruptcy Court for the District of Delaware. Under Chapter 11, the Company is operating its business as a debtor-in-possession, subject to approval of the Court for certain actions. In addition, the Company is party to ordinary routine litigation, arbitration and proceedings incidental to its business, the disposition of which is not expected to have a material adverse effect on the Company's business or financial condition. Due to the Company's filing under Chapter 11, certain of such cases have been stayed pursuant to the automatic stay issued by the Court. Under Chapter 11, these cases require Court approval or must be specifically exempt for litigation proceedings to continue.

ITEM 2. Changes in Securities and Use of Proceeds

         None.

ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Stockholders of the Company was held on May 24, 2001. Matters voted upon at the meeting were the election of directors, the ratification of independent auditors for the fiscal year ending February 2, 2002 and a proposal to amend the Company's Restated Certificate of Incorporation to reduce the total number of authorized shares of all classes of capital stock to be 30,000,000 shares, all to be shares of common stock, par value $0.01 per share.

                  The number of shares voted for and withheld and the number of broker non-votes with respect to the election of each director was as follows:

                                 Shares Voted For    Share Withheld     Broker Non-Votes
                                --------------------------------------------------------
        Raymond J. Miller              15,951,554           180,252                    0
        Herbert R. Douglas             15,951,554           180,252                    0
        Randall L. Lambert             15,951,554           180,252                    0
        Gasper Mir                     15,951,554           180,252                    0
        F. Hall Webb                   15,951,554           180,252                    0

                  The number of shares voted with respect to the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending February 2, 2002 was as follows:

           Voted For     Voted Against    Abstained    Broker Non-Votes
        --------------- --------------- ------------ --------------------
           16,121,808            9,194          804                   0

                  The number of shares voted with respect to the proposal to amend the Company's Restated Certificate of Incorporation was as follows:

           Voted For     Voted Against    Abstained    Broker Non-Votes
        --------------- --------------- ------------ --------------------
            16,059,502          71,500          804                   0


ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibit
           No.               Description
           ---               -----------

           3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

           3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14,
                             1998)

(b)      Reports on Form 8-K

                  During the second quarter of fiscal 2001, the Company filed reports on Form 8-K on May 29, 2001, June 20, 2001 and August 3, 2001 to disclose, pursuant to Regulation FD, for informational purposes only, the certificate of compliance and certain financial statements contained in the Company's reports dated May 29, 2001, June 20, 2001 and August 3, 2001, respectively, to the United States Trustee in connection with the Company's reorganization under Chapter 11. Further, the Company filed a report on Form 8-K on June 26, 2001 to disclose a press release announcing the Company's impending orderly wind down of operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WEINER'S STORES, INC.


          September 24, 2001     By:  /s/ Michael S. Marcus
          ------------------          ---------------------
               (Date)                 Michael S. Marcus
                                      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------


   3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

   3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14,
                           1998)