Form 10-Q
period 2001-11-03
WEINERS STORES INC
filed 2001-12-17
CIK 1053316

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended November 3, 2001 or
                                              ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________


Commission File No.  0-23671
                     -------

                              WEINER'S STORES, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)


                Delaware                                      76-0355003
                --------                                      ----------
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                       Identification No.)


        340 N. Sam Houston Pkwy. E., Suite 100, Houston, TX     77060
        ----------------------------------------------------------------
           (Address of principal executive offices)           (zip code)


        Registrant's telephone number, including area code (281) 260-1761
                                                           --------------

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

           As of December 15, 2001, there were 18,509,710 shares of Weiner's Stores, Inc. common stock, par value $.01 per share, outstanding.

                              WEINER'S STORES, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 3, 2001

                                Table of Contents

                                                                                            Page No.
PART I.      FINANCIAL INFORMATION
           ITEM 1. Financial Statements                                                        3

                     Consolidated Statements of Net Liabilities in Liquidation
                     (Liquidation Basis)                                                       3

                     Consolidated Statements of Changes in Net Liabilities
                     in Liquidation (Liquidation Basis)                                        4

                     Consolidated Statements of Operations (Going Concern Basis)               5

                     Consolidated Balance Sheet                                                6

                     Consolidated Statements of Cash Flows (Going Concern Basis)               7

                     Notes to Consolidated Financial Statements                               8-10

           ITEM 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                              10-13

           ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                 13

PART II.     OTHER INFORMATION

           ITEM 1. Legal Proceedings                                                          13

           ITEM 2. Changes in Securities and Use of Proceeds                                  13

           ITEM 3. Defaults Upon Senior Securities                                            13

           ITEM 4. Submission of Matters to a Vote of Security Holders                        13

           ITEM 5. Other Information                                                          13

           ITEM 6. Exhibits and Reports on Form 8-K                                           13

SIGNATURES                                                                                    14

EXHIBIT INDEX                                                                                 15


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              WEINER'S STORES, INC.
  CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION (Liquidation Basis)
                                   (Unaudited)

                                                                                        November 3,           August 4,
                                                                                           2001                  2001
                                                                                   ---------------------  -------------------
ASSETS
      Cash                                                                         $         10,095,000   $       13,824,000
      Receivables, net                                                                          302,000            8,272,000
      Assets held for sale                                                                    5,000,000            5,000,000
      Prepaid expenses and other assets                                                         142,000              939,000
                                                                                   ---------------------  -------------------
       Total Assets                                                                $         15,539,000   $       28,035,000
                                                                                   ---------------------  -------------------

LIABILITIES
      Accrued and other liabilities                                                $          6,004,000   $       18,885,000
      Liabilities subject to settlement                                                      26,970,000           26,584,000
                                                                                   ---------------------  -------------------
       Net Liabilities in Liquidation                                              $       (17,435,000)   $     (17,434,000)
                                                                                   =====================  ===================

        Weighted average number of shares of common stock                                    18,510,000           18,510,000
                                                                                   =====================  ===================

        Net liabilities in liquidation per outstanding share of common stock       $             (0.94)   $           (0.94)
                                                                                   =====================  ===================




The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                               (Liquidation Basis)
                                   (Unaudited)

                                                                       Thirteen Weeks                Twenty-Six
                                                                            Ended                   Weeks Ended
                                                                      November 3, 2001            November 3, 2001
                                                                   ------------------------    -----------------------
Net assets on a going concern basis as of May 5, 2001              $                    -      $           16,448,000
                                                                   ------------------------    -----------------------

Adjustments to reflect liquidation basis accounting:
   Write-off loss on sale of inventory                                                  -                (10,058,000)
   Write-off loss on disposal of other assets                                           -                (13,259,000)
   Accrue potential lease rejection claims                                              -                 (5,288,000)
   Other assets and liabilities                                                         -                     684,000
   Estimated expenses to be incurred through liquidation                                -                 (5,961,000)
                                                                   ------------------------    -----------------------
   Net adjustments to reflect liquidation basis accounting         $                    -      $         (33,882,000)
                                                                   ------------------------    -----------------------

Net liabilities in liquidation as of May 5, 2001                   $          (17,434,000)     $         (17,434,000)
                                                                   ------------------------    -----------------------

Changes in estimated liquidation values:
   Other assets                                                    $          (12,496,000)     $         (12,496,000)
   Accrued and other liabilities                                                12,495,000                 12,495,000
                                                                   ------------------------    -----------------------
Net changes in estimated liquidation values                        $               (1,000)     $              (1,000)
                                                                   ------------------------    -----------------------

Net liabilities in liquidation, end of period                      $          (17,435,000)     $         (17,435,000)
                                                                   ========================    =======================

Supplemental Cash Information:
Changes in cash and cash equivalents
    Retirement of debtor-in-possession credit facility             $                    -      $         (19,923,000)
    Sale of inventory to third party liquidator                                         -                  34,630,000
    Cash receipts for other assets                                               8,767,000                  9,224,000
    Payment of accrued liabilities                                            (12,496,000)               (19,441,000)
                                                                   ------------------------    -----------------------
Net changes in cash and cash equivalents                           $           (3,729,000)     $            4,490,000
                                                                   ========================    =======================



The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
                                   (Unaudited)

                                                          Thirteen Weeks
                                                               Ended
                                                            May 5, 2001
                                                       ----------------------


  Net sales                                            $          48,805,000

  Leased department revenues                                         120,000
                                                       ----------------------

  Net revenues                                                    48,925,000

  Cost of goods sold                                              32,179,000
                                                       ----------------------

  Gross margin                                                    16,746,000

  Selling, administrative and other operating costs               16,965,000

  Reorganization expense                                             939,000
                                                       ----------------------

  Operating loss                                                 (1,158,000)

  Interest expense                                                 (505,000)

  Interest income                                                          -
                                                       ----------------------

  Loss before income taxes                                       (1,663,000)

  Income taxes                                                             -
                                                       ----------------------

  Net loss                                             $         (1,663,000)
                                                       ======================

  Net loss per share of common stock                   $              (0.09)
                                                       ======================
  Weighted average number of shares of
      common stock outstanding                                    18,510,000
                                                       ======================


  The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                  February 3,
                                                                                     2001
                                                                              --------------------
ASSETS
Current Assets:
      Cash                                                                    $         5,607,000
      Receivables, net                                                                    841,000
      Merchandise inventories, net                                                     50,822,000
      Prepaid expenses and other assets                                                 3,459,000
                                                                              --------------------
                       Total current assets                                            60,729,000
                                                                              --------------------

Property and Equipment:
      Land                                                                                258,000
      Building - distribution center and office facility                                1,996,000
      Furniture, fixtures and leasehold improvements                                   28,785,000
                                                                              --------------------
                       Total                                                           31,039,000
          Less accumulated depreciation and amortization                             (10,630,000)
                                                                              --------------------
                         Total property and equipment, net                             20,409,000
                                                                              --------------------
                                                                              $        81,138,000
                                                                              ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade accounts payable                                                  $        10,233,000
      Accrued expenses and other current liabilities                                    6,383,000
                                                                              --------------------
                       Total current liabilities                                       16,616,000
                                                                              --------------------

Other Liabilities                                                                         397,000
Long-term portion of debtor-in-possession credit facility                              20,694,000
Liabilities subject to settlement under reorganization proceedings                     25,320,000

Commitments and Contingencies                                                          -

Stockholders' Equity:
      Common stock, $.01 par value per share, 50,000,000 shares
          authorized, 19,000,000 shares issued                                            190,000
      Additional paid-in capital                                                       63,664,000
      Accumulated deficit                                                            (45,743,000)
      Treasury stock, at cost, 523,170 shares                                          -
                                                                              --------------------
                         Total stockholders' equity                                    18,111,000
                                                                              --------------------
                                                                              $        81,138,000
                                                                              ====================

The accompanying notes are an integral part of these consolidated financial statements.

                              WEINER'S STORES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis)
                                   (Unaudited)


                                                    Thirteen Weeks
                                                        Ended
                                                     May 5, 2001
                                                 ---------------------

Net cash provided by operating activities        $            852,000
                                                 ---------------------

Cash Flows from Investing Activities:
   Capital expenditures                                      (83,000)
                                                 ---------------------

Net cash used in investing activities                        (83,000)
                                                 ---------------------

Cash Flows from Financing Activities:
   Payments to debtor-in-possession
     credit facility                                        (771,000)
   Proceeds from pre-petition working
     capital facility                                     -
                                                 ---------------------

Net cash used in financing activities                       (771,000)
                                                 ---------------------

Net decrease in cash                                          (2,000)
Cash, beginning of period                                   5,607,000
                                                 ---------------------

Cash, end of period                              $          5,605,000
                                                 ---------------------



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

           On July 13, 2001, the Court approved the Company's agreement with a third party to conduct store closing sales with respect to the Company's 94 retail outlets remaining as of such date as part of the orderly wind down and cessation of operations. The Company engaged the third party to acquire the inventory and manage the inventory liquidation process in these stores. As of August 4, 2001, all merchantable inventory and substantially all fixtures and equipment in the Company's store locations had been sold. The Company continues to market for sale its wholly owned corporate office/distribution facility and is presenting it at the estimated potential realizable value on the sale of this property. Further, the Company has completed the process of assuming and assigning or rejecting the lease obligations in relation to its store locations. The finalization of this process could further affect the net realizable value of assets and liabilities included in the statement of net assets available for liquidation.

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

           The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments that management considers necessary to present fairly the net assets available for liquidation of the Company as of November 3, 2001, and the changes in its net assets available for liquidation for the period from May 6, 2001 through November 3, 2001. The accompanying condensed consolidated statement of financial position as of February 3, 2001 and the statement of operations and cash flows for the thirteen-week period ended May 5, 2001 are presented on a going concern basis reflecting the Company's actual operations prior to the adoption of the liquidation basis of accounting.

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

(4)  Accrued Expenses and Other Liabilities

           Accrued expenses include estimates of costs to be incurred in the orderly wind down and cessation of operations of the Company, provisions for known liabilities, and provisions for certain asserted and unasserted claims as of November 3, 2001. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the wind down of operations and legal and accounting fees expected to be incurred during the period of liquidation.

(5)  Leases

           Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations under the contract or lease but is subject to a claim of damages for the breach thereof. With respect to the orderly wind down of operations, the Company, with Court approval, engaged a third party to market substantially all of its unexpired leases. Those leases, which were successfully sold, were assigned to and assumed by the purchasing parties, with Court approval. The remaining unexpired leases were rejected and may be subject to a claim of damages for breach thereof.

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

 (8)  Earnings Per Share

           Net loss per share of common stock is computed based on the weighted average number of shares of common stock and equivalent shares of common stock outstanding during the period. The computation of weighted average shares of common stock outstanding is as follows:


                                                              November 3, 2001
                                                            --------------------
       Weighted average number of shares of
            common stock outstanding                               18,509,710
       Common stock equivalent - shares issuable
            under the stock incentive plans                                 -
                                                            --------------------
       Weighted average number of shares of common stock
            outstanding assuming full dilution                     18,509,710
                                                            ====================

           The Company has determined that none of its common stock had appreciated beyond the underlying exercise price of the option based on the most recent trading activity as of November 3, 2001 (resulting in no dilution for the earnings per share computations).

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

           On July 13, 2001, the Court approved the Company's agreement with a third party to conduct store closing sales with respect to the Company's 94 retail outlets remaining as of such date as part of the orderly wind down and cessation of operations. The Company engaged the third party to acquire the inventory and manage the inventory liquidation process in these stores. As a result, the Company has recorded a $10,058,000 charge for the loss on the sale of inventory to a third party liquidator. Further, the Company has reflected a charge of $13,259,000 for the net write off of furniture and fixtures and other assets related to the Company's 97 stores remaining as of June 2001 and the Company's corporate office/distribution center facility. These store closings resulted in the elimination of 2,700 positions.

           Under its Chapter 11 proceedings, the Company has the right, subject to Court approval, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Company agrees to perform its obligations under the contract or lease but is subject to a claim of damages for the breach thereof. With respect to the orderly wind down of operations, the Company, with Court approval, engaged a third party to market substantially all of its unexpired leases. Those leases, which were successfully sold, were assigned to and assumed by the purchasing parties, with Court approval. The remaining unexpired leases were rejected and may be subject to a claim of damages for breach thereof.

           Until a plan of liquidation is confirmed by the Court and becomes effective, it is not possible to predict with certainty the ultimate recoveries for creditors, or the timing of any such distribution of recoveries. While management currently believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the final amount of such liabilities or the final impact on such liabilities of a confirmed plan of liquidation. As of November 3, 2001, no plan of reorganization or liquidation had been submitted to the Court. Substantially all of the Company's pre-petition liabilities are subject to compromise under the bankruptcy proceedings.

           As of November 3, 2001, all merchantable inventory and substantially all fixtures and equipment in the Company's store locations had been sold. The Company continues to market for sale its wholly owned corporate office/distribution facility and is presenting it at the estimated potential realizable value on the sale of this property.

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

           Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5. OTHER INFORMATION

           Not Applicable.

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


(b) The Company did not file any reports on Form 8-K during the third fiscal quarter of 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WEINER'S STORES, INC.

December 17, 2001                     By: /s/ Michael S. Marcus
-----------------                         -----------------------------------
     (Date)                               Michael S. Marcus
                                          Vice President,
                                          Chief Financial Officer, Treasurer
                                          and Secretary

                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------

   3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 filed April 14, 1998)

   3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 filed April 14, 1998)